Form 10-Q
period 1998-09-30
DIAMOND BRANDS OPERATING CORP
filed 1998-11-13
CIK 1064048

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              SEPTEMBER 30, 1998
                              --------------------------------------------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________________________ TO
______________________________


 COMMISSION FILE NUMBER   333-58223
                          ---------

                           DIAMOND BRANDS OPERATING CORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                              41-1905675
--------------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR     (I.R.S. EMPLOYEE
 ORGANIZATION)                                        IDENTIFICATION NO.)


  1800 CLOQUET AVENUE, CLOQUET, MINNESOTA                   55720
--------------------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                  218/879-6700
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


--------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
               YES        NO   X
                    ---       ---

                        DIAMOND BRANDS OPERATING CORP.
                              TABLE OF CONTENTS

                                                                          Page

PART I - FINANCIAL INFORMATION

     ITEM - 1.   Financial Statements (Unaudited)

                 Consolidated Balance Sheets                                3

                 Consolidated Statements of Operations                      4

                 Consolidated Statements of Cash Flow                       5

                 Notes to Consolidated Financial Statements                 6

     ITEM - 2.   Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                      9

PART II - OTHER INFORMATION

     Signature                                                              16

                        DIAMOND BRANDS OPERATING CORP.
                    Consolidated Balance Sheets (Unaudited)
                    (In Thousands, Except per Share Amounts)

                                                                September 30,      December 31,
                                                                    1998               1997
                                                                -------------      ------------
                            ASSETS
CURRENT ASSETS:
    Accounts receivable, net of allowances of $773 and $1,195     $ 17,374            $15,526
    Inventories                                                     22,285             20,744
    Deferred tax asset                                               2,051                -
    Prepaid expenses                                                 2,205                406
                                                                -------------      ------------

        Total current assets                                        43,915             36,676
                                                                -------------      ------------

PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $17,854 and $16,715                 17,152             17,544

GOODWILL                                                            38,192             39,454

DEFERRED FINANCING COSTS                                             6,965                876
                                                                -------------      ------------

                                                                  $106,224            $94,550
                                                                -------------      ------------
                                                                -------------      ------------

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Current maturities of long-tem debt                           $  2,000            $ 7,892
    Accounts payable                                                 6,541              4,500
    Accrued expenses                                                11,851             11,037
                                                                -------------      ------------

        Total current liabilities                                   20,392             23,429
                                                                -------------      ------------

DEFERRED INCOME TAXES                                                  735                -

POSTRETIREMENT BENEFIT OBLIGATIONS                                   1,586              1,586

LONG-TERM DEBT, net of current maturities                          179,250             41,605
                                                                -------------      ------------

        Total liabilities                                          201,963             66,620
                                                                -------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.01 par value; 50,000 shares authorized;
        1,000 and 16,112 shares issued and outstanding                   1                161
    Additional paid in capital                                         -                  774
    Retained earnings (deficit)                                    (95,740)            26,995
                                                                -------------      ------------

        Total stockholders' equity (deficit)                       (95,739)            27,930
                                                                -------------      ------------

                                                                  $106,224            $94,550
                                                                -------------      ------------
                                                                -------------      ------------

The accompanying notes are an integral part of these consolidated balance sheets.

                        DIAMOND BRANDS OPERATING CORP.
               Consolidated Statements of Operations (Unaudited)
                                (In Thousands)

                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30,             September 30,
                                                                     --------------------      ---------------------
                                                                      1998         1997         1998          1997
                                                                     --------------------      ---------------------
NET SALES                                                            $30,675      $31,498      $89,233       $86,165

COST OF SALES                                                         21,024       20,758       62,372        58,380
                                                                     -------      -------      -------       -------
        Gross profit                                                   9,651       10,740       26,861        27,785

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           3,291        2,940        9,831         8,274

GOODWILL AMORTIZATION                                                    420          420        1,261         1,100
                                                                     -------      -------      -------       -------

        Operating income                                               5,940        7,380       15,769        18,411

INTEREST EXPENSE                                                       4,474        1,185       10,629         3,391
                                                                     -------      -------      -------       -------

        Income before provision (benefit) for income taxes             1,466        6,195        5,140        15,020

PROVISION (BENEFIT) FOR INCOME TAXES                                     658          -           (136)        1,376
                                                                     -------      -------      -------       -------

        Net income                                                      $808       $6,195       $5,276       $13,644
                                                                     -------      -------      -------       -------
                                                                     -------      -------      -------       -------


PRO FORMA NET INCOME:

    Income before provision for income taxes                          $1,466       $6,195       $5,140       $15,020

    Pro forma income tax expense (Note 2)                                600        2,500        2,100         6,000
                                                                     -------      -------      -------       -------

    Pro forma net income                                                $866       $3,695       $3,040        $9,020
                                                                     -------      -------      -------       -------
                                                                     -------      -------      -------       -------

The accompanying notes are an integral part of these consolidated financial statements.

                        DIAMOND BRANDS OPERATING CORP.
               Consolidated Statements of Cash Flows (Unaudited)
                               (In Thousands)

                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                               ---------------------------
                                                                                                    1998           1997
                                                                                               ----------       ----------
OPERATING ACTIVITIES
    Net income                                                                                     $5,276         $13,644
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                               4,399           3,740
        Deferred income taxes                                                                      (1,316)          1,376
        Change in operating assets and liabilities, net of effects of acquisition
            Accounts receivable                                                                    (1,848)         (4,781)
            Inventories                                                                            (1,541)         (3,003)
            Prepaid expenses                                                                       (1,799)            367
            Accounts payable                                                                        2,041             248
            Accrued expenses                                                                        4,416           1,190
                                                                                               ----------       ----------

            Net cash provided by operating activities                                               9,628          12,781
                                                                                               ----------       ----------

INVESTING ACTIVITIES
    Acquisition of Empire, net of cash received                                                       -           (24,696)
    Purchases of property, plant and equipment                                                     (1,523)         (2,455)
                                                                                               ----------       ----------

            Net cash used for investing activities                                                 (1,523)        (27,151)
                                                                                               ----------       ----------

FINANCING ACTIVITIES
    Borrowings from bank revolving line of credit                                                  27,200          32,900
    Repayments to bank revolving line of credit                                                   (30,700)        (26,800)
    Borrowings on long-term debt                                                                  180,000          21,000
    Repayments of long-term debt                                                                  (44,747)         (5,509)
    S-Corp distributions to shareholders                                                           (5,488)         (6,851)
    Distributions to parent company                                                              (127,059)            -
    Debt issuance costs                                                                            (7,311)           (370)
                                                                                               ----------       ----------

            Net cash provided by (used for) financing activities                                   (8,105)         14,370
                                                                                               ----------       ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             -               -

CASH AND CASH EQUIVALENTS, beginning of period                                                        -               -
                                                                                               ----------       ----------

CASH AND CASH EQUIVALENTS, end of period                                                       $      -         $     -
                                                                                               ----------       ----------
                                                                                               ----------       ----------


The accompanying notes are an integral part of these consolidated financial statements.

                        DIAMOND BRANDS OPERATING CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Diamond Brands Operating Corp. ("Operating Corp") and Operating Corp.'s wholly-owned subsidiaries, Forster Inc. and Empire Candle, Inc. after elimination of all material intercompany balances and transactions. Operating Corp. and its subsidiaries are collectively referred to as "the Company".

     The Company is a leading manufacturer and marketer of a broad range of consumer products, including wooden matches and firestarters, plastic cutlery and straws, scented, citronella and holiday candles, and toothpicks, clothespins and wooden crafts. The Company's products are marketed primarily in the United States and Canada under the nationally recognized Diamond, Forster and Empire brand names.

     The interim consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's audited financial statements for the year ended December 31, 1997.

2.   RECAPITALIZATION
     On March 3, 1998, the stockholders of the Company entered into a recapitalization agreement (the "Recapitalization Agreement") with Seaver Kent - TPG Partners, L.P. and Seaver Kent I Parallel, L.P. (collectively "the Sponsors"), which provided for the recapitalization of the Company.

     Pursuant to the Recapitalization Agreement, in April 1998, the Operating Corp.'s parent, Diamond Brands Incorporated (Holdings) purchased from the existing stockholders 15,129,232 shares of the Company's common stock for $211.5 million by Operating Corp. (i) issuing $100.0 million of senior subordinated notes and (ii) entering into a bank credit agreement which provided for $80.0 million in term loan facilities and a $25.0 million revolving credit facility. The proceeds of such were used to partially fund the recapitalization.

3.   LONG TERM DEBT
     In April 1998, the Company completed offerings of $100.0 million of 10 1/8% senior subordinated notes due 2008. The net proceeds to the Company for the offerings, after discounts, commissions and other offering costs were $95.4 million and were used to repay existing indebtedness and purchase common stock of the Company. The senior subordinated notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by all of Operating Corp.'s direct and indirect subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are Forster, Inc. and Empire Candle, Inc. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. In lieu of the separate guarantor financial statements, summarized combined financial information of Holdings/Operating Corp. and the Subsidiary Guarantors are presented below (in Thousands):


                                                           DECEMBER 31, 1997

                                         Operating      Guarantor                   Consolidated
                                            Corp.      Subsidiaries  Eliminations       Total
                                         ----------------------------------------------------
Balance Sheet Data:
Current Assets                            $13,673        $23,003      $  -             $36,676
Non Current Assets                         97,929         25,423        (65,478)        57,874
Current Liabilities                        42,148          6,624        (25,343)        23,429
Noncurrent Liabilities                     41,524          1,667                        43,191
Stockholders' Equity                       27,930         40,135       ( 40,135)        27,930

                                   NINE MONTHS ENDED SEPTEMBER 30, 1998
Statement of Operations Data:
Net Sales                                 $27,823        $61,410      $ -              $89,233
Gross Profit                                6,943         19,418                        26,861
Operating Income                            3,337          2,432                        15,769
Equity in earnings of                       5,253                        (5,253)
  Subsidiaries
Net Income                                  5,276          5,253         (5,253)         5,276

                                              SEPTEMBER 30, 1998
Balance Sheet Data:
Current Assets                            $24,394        $19,521      $ -              $43,915
Noncurrent Assets                         107,632         24,593        (69,916)        62,309
Current Liabilities                        47,316          6,045        (32,969)        20,392
Noncurrent Liabilities                    180,449          1,122                       181,571
Stockholders' Equity                      (95,739)        36,947        (36,947)       (95,739)
  (Deficit)

                                   NINE MONTHS ENDED SEPTEMBER 30, 1997
Statement of Operations Data:
Net Sales                                 $26,193        $59,972      $ -              $86,165
Gross Profit                                7,268         20,517                        27,785
Operating Income                            4,213         14,198                        18,411
Equity in Earnings of                      10,754                       (10,754)
  Subsidiaries
Net Income                                 13,644         10,754        (10,754)        13,644

The Company also entered into a bank credit agreement which provides for $80.0 million in term facilities with interest rates from LIBOR (5.56250% as of September 30, 1998) plus 2.0% to LIBOR plus 2.25% due in installments through March 2006 and a $25.0 million revolving credit facility at LIBOR plus 2.0%. As of September 30, 1998, the Company was in compliance with the provisions of its debt covenants.

4.   INCOME TAXES
     Effective January 1, 1997, the Company converted from a C corporation to an S corporation due to a change in the tax laws allowing entities with subsidiaries to elect this status. Deferred tax assets and liabilities as of December 31, 1996 are reflected as a charge in the consolidated statement of operations for the nine months ended September 30, 1997.

     The taxable income or loss of the Company for the years ended after December 31, 1996 and prior to the recapitalization is included in the individual returns of the stockholders for federal tax purposes and, to the extent allowed and elected, for state tax purposes. Accordingly, there is no provision for current income taxes for the period from January 1, 1998 to April 20, 1998 and the nine months ended September 30, 1997. Effective with the recapitalization in April 1998, the Company elected C corporation status and recognized deferred income taxes for temporary differences between tax and financial reporting bases.

     The unaudited pro forma income tax expense is presented assuming the Company had been a C corporation since January 1, 1997.

6.   NEW ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Account Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," issued in June 1997 and effective for fiscal years beginning after December 15, 1997, redefines how operating segments are determined and requires expanded quantitative and qualitative disclosure relating to the company's operating segments. The Company believes that the effect of adopting SFAS No. 131 will not be significant.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company believes that the effect of adopting SFAS No. 133 will not be significant to the results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Diamond Brands Operating Corp. (the Company), is a leading manufacturer and marketer of a broad range of consumer products, including wooden matches and firestarters (Wooden Lights), plastic cutlery and straws (Cutlery), scented, citronella and holiday candles (Candles), and toothpicks, clothespins and wooden crafts (Woodenware). The Company's products are marketed primarily under the nationally recognized Diamond, Forster and Empire brand names, which have been in existence since 1881, 1887 and 1950, respectively.

The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the nine months ended September 30, 1998, sales to the Company's top 10 customers accounted for approximately 36% of the Company's gross sales, with one customer accounting for approximately 15% of the Company's gross sales. The Company's ability to maintain and increase its sales depends on a variety of factors including its competitive position in such areas as price, quality, brand identity, distribution and customer service. The Company's products are manufactured at its four automated manufacturing facilities located in Cloquet, Minnesota, East Wilton, Maine, Strong, Maine, and Kansas City, Kansas.

Net sales, as calculated by the Company, are determined by subtracting discounts and allowances from gross sales. Discounts and allowances consist of price promotions, cash discounts, corporate rebates, slotting fees, consumer coupons, co-op advertising and unsaleables. The Company's cost of sales and its resulting gross margin (defined as gross profit as a percentage of net sales) are principally determined by the cost of raw materials, the cost of the labor to manufacture its products, the overhead expenses of its manufacturing facilities, warehouse costs and freight expenses to its customers. In recent years, the Company has focused on improving its gross margin by seeking to: (i) consolidate manufacturing operations; (ii) reduce headcount and expenses in manufacturing; and (iii) increase operating efficiencies through capital projects with rapid returns on investment.

Polystyrene resin, a commodity whose market price fluctuates with supply and demand, is a significant component of cost of sales in the Company's Cutlery products. In order to mitigate the impact of changing polystyrene resin prices, the Company in January 1997 entered into a three-year supply contract with a major supplier of polystyrene resin, under which the Company believes it receives the lowest price available to any customer purchasing similar volume, and receives short-term price protection during periods of rising prices.
During periods of rising prices, the Company generally has been able to pass through the majority of the polystyrene resin price increases to its customers on a delayed basis. During periods of declining polystyrene resin prices, the Company generally has reduced prices to its customers.

Selling, general and administrative expenses consist primarily of selling expenses, broker commissions and administrative costs. Broker commissions and certain selling expenses generally vary with sales volume while administrative costs are relatively fixed in nature.

RECAPITALIZATION. Diamond Brands Incorporated (Holdings), the Stockholders and Seaver Kent & Company, LLC (the Sponsors) entered into the Recapitalization Agreement, the Sponsors and other investors purchased from Holdings, for an aggregate purchase price of $47.0 million, Holdings Preferred Stock together with the Warrants to purchase from Holdings Holdings Common Stock. The Warrants provide the holders with the right to subscribe and purchase from Holdings Holdings Common Stock at the purchase price at $0.01 per share at any time prior to their expiration date in April 2008.
The values assigned to the Warrants and Holdings Preferred Stock were $12.3 million and $34.7 million, respectively, based upon the sale prices of comparable preferred stock instruments in the marketplace. Dividends in respect of Holdings Preferred Stock accumulate at 12% per annum (representing a 15% per annum effective yield) to its mandatory redemption value of $47.0 million on the mandatory redemption date of October 15, 2009. Holdings has the option, at any time, to redeem Holdings Preferred Stock at a price equal to the Liquidation Preference plus all accumulated and unpaid dividends. The shares of Holdings Common Stock issuable upon the full exercise of the Warrants would represent 77.5% of the outstanding shares of Holdings Common Stock after giving effect to such issuance. In addition, Holdings purchased for $211.4 million, subject to certain working capital adjustments, from the Stockholders all outstanding shares of Holdings' capital stock, other than the Retained Shares. The Retained Shares would represent 22.5% of the outstanding shares of Holdings Common Stock after giving effect to the full exercise of the Warrants, having the Implied Value of $15.0 million. The Equity Repurchase price of $13.98 per share was determined based upon a competitive process with potential investors managed by Donaldson, Lufkin & Jenrette Securities Corporation on behalf of the Company. Holdings, the Sponsors and the holders of the Retained Shares also entered into a Stockholers Agreement pursuant to which, among other things, the Sponsors have the ability to direct the voting of outstanding shares of Holdings Common Stock in proportion to their ownership of such shares as if the Warrants were exercised in full. Accordingly, the Sponsors have voting control of Holdings.

In connection with the Recapitalization, Holdings organized Diamond Brands Operating Corp. and, immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp. Holdings' current operation are, and future operations are expected to be, limited to owning the stock of Operating Corp. Operating Corp. repaid substantially all of the Company's funded debt obligations existing immediately before the consummation of the Recapitalization in the amount of $51.8 million.

Funding requirements for the Recapitalization (which consummated on April 21, 1998) were $296.5 million (including the Implied Value of the Retained Shares) and were satisfied through the Retained Shares and the following: (i) the purchase by the Sponsors and other investors of Holdings Preferred Stock and the Warrants for $47.0 million ($45.8 million in cash and $1.2 million in officer notes receivables); (ii) $45.14 million of gross proceeds from the Offering,
(iii) $80.0 million of borrowings under the Term Loan Facilities; (iv) $10.6 million of borrowings under the Revolving Credit Facility; and (v) $100.0 million of gross proceeds from the sale by Operating Corp. of the Senior Subordinated Notes in a separate offering.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, gross sales and gross sales as a percentage of the Company's aggregate net sales for the Company's major product groups, as well as the Company's aggregate net sales, EBITDA and EBITDA margin.

                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                        -----------------------------------    -------------------------------------
                                              1998                1997               1998                1997
                                        ---------------     ---------------     ---------------     ----------------
                                               (dollars in millions)                  (dollars in millions)
     Wooden Lights                       $5.9      19.2%     $5.2      16.5%    $15.7      17.6%    $14.8      17.2%
     Cutlery                              9.1      29.6       7.6      24.2      29.4      33.0      26.3      30.5
     Candles                              7.6      24.8      10.4      33.0      18.7      21.0      17.1      19.8
     Woodenware                           7.3      23.8       6.9      21.9      23.1      25.9      22.5      26.1
     Institutional/Other                  4.4      14.3       4.0      12.7      12.7      14.2      13.0      15.1
                                        -----    ------     -----     -----     -----     -----     -----     -----

          Total gross sales              34.3     111.7      34.1     108.3      99.6     111.7      93.7     108.7

     Discounts and allowances            (3.6)   ( 11.7)     (2.6)     (8.3)    (10.4)    (11.7)     (7.5)      8.7
                                        -----    ------     -----     -----     -----     -----     -----     -----

          Net sales                     $30.7     100.0%    $31.5     100.0%    $89.2       100%    $86.2     100.0%
                                        -----    ------     -----     -----     -----     -----     -----     -----
                                        -----    ------     -----     -----     -----     -----     -----     -----

     EBITDA (1)                          $7.0      22.8%     $8.6      27.3%    $19.0      21.3%    $22.0      25.5%
                                        -----    ------     -----     -----     -----     -----     -----     -----
                                        -----    ------     -----     -----     -----     -----     -----     -----

(1) EBITDA represents operating income plus depreciation and amortization (excluding amortization of deferred financing costs). The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net income as an indicator of the Company's operating performance or cash flow as a measure of liquidity.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth, for the periods indicated, certain historical statement of operations data and such data as a percentage of net sales for the Company.

                                                         Three Months Ended September 30,
                                                       -------------------------------------
                                                             1998                 1997
                                                       ---------------     -----------------
                                                             (dollars in millions)
                                                          Actual               Actual
                                                          ------               ------
     Net sales                                         $30.7     100.0%    $31.5      100.0%
     Cost of sales                                      21.0      68.4      20.8       66.0
                                                       -----     -----     -----      -----
          Gross profit                                   9.7      31.6      10.7       34.0
     Selling, general and administrative expenses        3.3      10.7       2.9        9.2
     Goodwill amortization                                .4       1.3        .4        1.3
                                                       -----     -----     -----      -----
          Operating income                               6.0      19.6       7.4       23.5
     Interest expense                                    4.5      14.7       1.2        3.8
                                                       -----     -----     -----      -----
          Income before provision for
          income taxes                                  $1.5       4.9%     $6.2       19.7%
                                                       -----     -----     -----      -----
                                                       -----     -----     -----      -----

NET SALES. Net sales for the three months ended September 30, 1998 were $30.7 million, down $.8 million from the comparable three months in 1997. Total gross sales, however, increased .6% over third quarter 1997 gross sales, to $34.3 million. Gross sales for Cutlery increased $1.5 million or 19.7% due to continued strong performance in both branded and private label. Gross sales of Wooden Lights, Woodenware and Institutional/Other products all experienced solid increases (13.5%, 5.8% and 10.0% respectively), while Candle sales declined $2.8 million or 26.9% from the comparable quarter in 1997. The drop in Candle sales can be attributed to a lost customer in 1998, and production lagging demand. The modest growth in gross sales was offset by an increase in promotions and slotting allowances of $1.0 million, primarily for Cutlery and Candles.

GROSS PROFIT. Gross profit from the three months ended September 30, 1998, decreased $1.1 million or 10.1% to $9.6 million, representing a corresponding drop in gross margin to 31.5% from 34.1% in 1997. The decline in gross profit results from production problems relating to the candle line ($.4 million); additional obsolescence provision associated with candles ($.3 million) and high freight and distribution costs ($.4 million).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $.4 million to $3.3 million in the three months ended September 30, 1998. General spending was up slightly due to travel and year 2000 remediation matters and the Company had one time non-recurring cost relating to the severance of the Vice President of Sales and Marketing ($.2 million).

GOODWILL AMORTIZATION. Goodwill amortization in the three months ended September 30, 1998, was $.4 million, equal to such amount for the comparable three months in 1997.

INTEREST EXPENSE. Interest expense in the three months ended September 30, 1998 totaled $4.5 million compared to $1.2 million in 1997. This increase resulted from the increased debt load and deferred financing costs associated with the Recapitalization.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). EBITDA for the third quarter 1998 was $7.0 million compared to $8.6 million, or 22.8% of net sales for 1998 compared to 27.3% for 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth, for the periods indicated, certain historical statement of operations data and such data as a percentage of net sales for the Company.

                                                                    Nine Months  Ended September 30,
                                                                    --------------------------------
                                                                   1998                          1997
                                                            ---------------------         --------------------
                                                                        (dollars in millions)
                                                                  Actual                        Actual
                                                                  ------                        ------
     Net sales                                              $89.2          100.0%         $86.2          100.0%
     Cost of sales                                           62.3           69.8           58.4           67.8
                                                            -----          -----          -----          -----
          Gross profit                                       26.9           30.2           27.8           32.2
     Selling, general and administrative expenses             9.8           11.0            8.3            9.6
     Goodwill amortization                                    1.3            1.5            1.1            1.3
                                                            -----          -----          -----          -----
          Operating income                                   15.8           17.7           18.4           21.3
     Interest expense                                        10.6           11.9            3.4            3.9
                                                            -----          -----          -----          -----

          Income before provision for income taxes           $5.2            5.8%         $15.0           17.4%
                                                            -----          -----          -----          -----
                                                            -----          -----          -----          -----

NET SALES. Net sales for the nine months ended September 30, 1998, increased 3.5% to $89.2 million from $86.2 million for the comparable period in 1997, primarily due to the February, 1997 acquisition of Empire which added net sales of $3.0 million. The Company continued to experience solid growth in Cutlery as gross sales increased $3.1 million or 11.8%, due to strong performance in both branded and private label. Gross sales of Wooden Lights and Woodenware increased 6.1% and 2.7% respectively, while gross sales of Institutional/Other decreased slightly. Actual gross sales on Candles decreased $1.4 or 8.2%, when adjusted for the February 1997 acquisition. The growth in gross sales was offset by increased promotions and slotting allowances of $2.9 million, primarily for Candles and Cutlery, including $.3 million of unusual Candle allowances.

GROSS PROFIT. Gross profit decreased $.9 million for the nine months ended September 30, 1998, and correspondingly gross margin declined from 32.2% to 30.2%. The input of the February, 1997 acquisition of Empire ($.8 million) was offset by inventory and production problems ($1.5 million) associated with the Candle product line. The Company has made a claim against the former majority shareholders under the Recapitalization Agreement to recover certain of these costs. Management believes the inventory problems were one time and non-recurring in nature. Excluding the effects of these factors, gross margin would have been 31.8%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.5 million to $9.8 million in the nine months ended September 30, 1998. The Company had non-recurring costs relating to the severance of the Chief Operating Officer of the Candle division and Vice President of Sales and Marketing ($.3 million), the write-off of receivables as a result of the Venture Stores bankruptcy ($.1 million) and expensing of recruiting and relocation costs ($.2 million) to strengthen the management team. In addition, the Company incurred higher expenses to support the introduction of Reflections candles into the grocery trade.

GOODWILL AMORTIZATION. Goodwill amortization in 1998 was $1.3 million, up from $1.1 million in 1997 as the result of the Empire Acquisition.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1998 totaled $10.6 million compared to $3.4 million for the compared nine months in 1997. This increase is the result of the increased debt load and deferred financing costs associated with the Recapitalization.

Included are the one time expensing of bridge commitment fees ($1.0 million) relating to the Recapitalization and write-off of deferred finance costs ($.7 million) related to pre-Recapitalization debt.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). EBITDA for the nine months ended September 30, 1998 was $19.0 million or 21.3% compared to $22.0 million or 25.5% for 1997.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operating activity was $9.6 million for nine months ending September 30, 1998 and $12.8 million for 1997. The Company's primary cash requirements are for working capital and capital expenditures which generally are funded internally or available under the current revolving credit facility.

Capital expenditures for the nine months ended September 30, 1998 were $1.5 million compared to $2.5 million for 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS. Financial Accounting Standards Board Statement (SFAS) NO. 131, "Disclosures About Segments of an Enterprise and Related Information," issued in June 1997 and effective for fiscal years beginning after December 15, 1997, redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to the company's operating segments. The Company believes that the effect on it of adopting SFAS No. 131 will not be significant.

INFLATION AND ECONOMIC TRENDS. Although its operations are affected by general economic trends, the Company does not believe that inflation has had a material impact on its results of operations.

YEAR 2000
Many computer systems and software applications, including most of those used by the Company, identify dates using only the last two digits of the year. These systems are unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause certain systems or applications to fail or provide incorrect information after December 31, 1999 or when using dates after December 31, 1999. This in turn, could have an adverse effect on Diamond Brands, due to Diamond Brands' direct dependence on its own system and applications and indirect dependence on those of other entities with whom Diamond Brands must interact.

The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications which will be Year 2000 compliant. The Company expects to complete the entire project by June 1999. In connection with this process, the Company has retained two information technology consulting groups.

The Company currently estimates that its costs incurred in 1997 and through the year 2000 to enhance its information systems will cost approximately $1.2 million. These costs include estimates for employee compensation on the project team, consultants, hardware and software. The Company does not anticipate incurring any additional expenses in connection with the Year 2000 issue.

As a result of the implementation of the new information system, Diamond Brands is not likely to initiate other major systems projects in connection with the Year 2000 issue. There can be no assurance that Diamond Brands will not experience cost overruns or delays in connection with its plan for replacing or modifying systems.

FORWARD-LOOKING STATEMENTS. Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the factors that could cause actual results to differ materially are the following: the timing and strength of new product offerings, pricing strategies of competitors and the Company's ability to obtain sufficient financing to meet its liquidity needs.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DIAMOND BRANDS OPERATING CORP. (Registrant)
                                  By: /s/ Thomas W. Knuesel
                                      ------------------------------
                                  Thomas W. Knuesel Vice President of Finance
                                  and Chief Financial Officer (authorized
                                  officer, principal financial and accounting
                                  officer)


                                  Date: November 13, 1998
                                       ----------------------