Form 10-K
period 1998-12-31
DIAMOND BRANDS OPERATING CORP
filed 1999-03-31
CIK 1064048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to ___

                        Commission file number 333-58223

                         DIAMOND BRANDS OPERATING CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                               411905675
   (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                       Identification No.)

         1800 CLOQUET AVENUE
         CLOQUET, MINNESOTA                                      55720
(Address of principal executive offices)                      (Zip Code)

                                 (218) 879-6700
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {x} No{ }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 24, 1999, 100% of the common stock of the Registrant was owned by Diamond Brands Incorporated. There is no established public trading market for such stock.

                                     Documents incorporated by reference: None

                                TABLE OF CONTENTS

                                            PART I
Item 1.    Business............................................................
Item 2.    Properties..........................................................
Item 3.    Legal Proceedings and Environmental Matters.........................
Item 4.    Submission of Matters to a Vote of Security Holders.................

                                            PART II

Item 5.    Market Price of and Dividends on the Registrant's Common Equity and
           Related Stockholder Matters.........................................

Item 6.    Selected Financial Data.............................................
Item 7.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition.............................................
Item 7a.   Quantitative and Qualitative Disclosure about Market Risk...........
Item 8.    Financial Statements and Supplementary Data.........................

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure................................................

                                           PART III
Item 10.   Directors and Executive Officers of the Registrant. ................
Item 11.   Executive Compensation..............................................
Item 12.   Security Ownership of Certain Beneficial Owners and Management......
Item 13.   Certain Relationships and Related Transactions......................

                                            PART IV
Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K......

                                       PART I

ITEM 1. BUSINESS

OVERVIEW
         Diamond Brands Incorporated's (Holdings') predecessor, Diamond Match, was formed in 1881 following the consolidation of 12 match companies. Holdings was incorporated in Minnesota in 1986 when the then stockholder group purchased certain assets of Diamond Match. In 1991, Holdings purchased certain assets of Universal Match. In March 1995, Holdings acquired (the "Forster Acquisition") Forster Holdings, Inc. ("Forster") and in February 1997, Holdings acquired (the "Empire Acquisition") the business of Empire Manufacturing Company ("Empire"). Prior to the Recapitalization in April 1998 (see further discussion under "The Recapitalization"), Holdings and its direct subsidiaries carried on the business described herein. In connection with the Recapitalization, Holdings organized Diamond Brands Operating Corp. ("Operating Corp."), a Delaware corporation and immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp. Holdings' operations subsequent to the Recapitalization are limited to owning the stock of Operating Corp. Unless the context otherwise requires, the "Company" or "Diamond Brands" refers to Operating Corp. and its direct and indirect subsidiaries.

         Diamond Brands is a leading manufacturer and marketer under two business segments (i) consumer products, consisting primarily of wooden matches, toothpicks, clothespins and wooden crafts, and plastic cutlery and straws ("Consumer Products"); and (ii) poured scented, air freshener and citronella candles ("Candles"). The Company's products are marketed primarily under the nationally recognized Diamond, Forster and Empire brand names, which have been in existence since 1881, 1887 and 1950, respectively. The Company believes it has the leading domestic retail market share in the wooden match, plastic cutlery, toothpick, clothespin and wooden craft product categories. In each of these product categories, which in the aggregate represented approximately 69% of 1998 gross sales, the Company believes it has achieved a domestic retail market share of more than double that of its nearest branded competitor. For the year ended December 31, 1998, the Company generated net sales of $120.3 million and EBITDA (earnings before interest, income taxes, depreciation and amortization) of $17.8 million.

         The Company believes it has achieved its leading market shares and strong profitability by: (i) capitalizing on the Company's strong brand name recognition, high quality products and category management strategy to secure and maintain retail shelf space; (ii) expanding its product offerings through strategic acquisitions, including the Forster Acquisition in 1995 and the Empire Acquisition in 1997; (iii) achieving significant cost savings through the integration of the Forster and Empire businesses, including headcount reductions and facilities consolidations; and (iv) focusing on reducing manufacturing and administrative costs.

         The Company's products are sold in substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. Diamond Brands also sells certain of its products to institutional and other customers such as food service and food processing companies and redistributors. The Company sells its products through a nationwide sales network consisting primarily of independent broker organizations and also sells products directly to selected mass merchandisers and warehouse clubs, including Wal-Mart and Price Costco. In order to strengthen relationships with its customers, the Company employs a category management strategy, which includes a corporate rebate program that provides incentives to grocery retailers to buy multiple products from the Company.

         Diamond Brands produces its products at four automated manufacturing facilities located in Cloquet, Minnesota, East Wilton, Maine, Strong, Maine, and Kansas City, Kansas. The Company believes it is a low-cost manufacturer in most of its product categories. In the United States, Diamond Brands believes it is the sole manufacturer of wooden matches and the largest manufacturer of toothpicks and clothespins.

THE RECAPITALIZATION

         Holdings, its existing stockholders (the "Stockholders"), Seaver Kent-TPG Partners, L.P., an investment partnership jointly formed by Seaver Kent & Company, LLC ("Seaver Kent") and Texas Pacific Group ("TPG"), and Seaver Kent I Parallel, L.P. (collectively, the "Sponsors") entered into a Recapitalization Agreement, dated March 3, 1998 (the "Recapitalization Agreement"), which provided for the recapitalization of Holdings. Pursuant to the Recapitalization Agreement, the Sponsors and other investors purchased from Holdings, for an aggregate purchase price of $47.0 million ($45.8 million in cash and $1.2 million in shareholder notes receivable), shares of pay-in-kind preferred stock of Holdings ("Holdings Preferred Stock"), together with warrants (the "Warrants") to purchase shares of common stock of Holdings ("Holdings Common Stock"). The shares of Holdings Common Stock issuable upon the full exercise of the Warrants would represent 77.5% of the outstanding shares of Holdings Common Stock after giving effect to such issuance. In addition, Holdings purchased (the "Equity Repurchase") for $211.4 million, subject to certain working capital adjustments, from the Stockholders, all outstanding shares of Holdings' capital stock other than shares (the "Retained Shares") of Holdings Common Stock having an implied value (based solely on the per share price to be paid in the Equity Repurchase) of $15.0 million (the "Implied Value"), which will continue to be held by certain of the Stockholders. The Retained Shares will represent 22.5% of the outstanding shares of Holdings Common Stock after giving effect to the full exercise of the Warrants. Holdings, the Sponsors and the holders of the Retained Shares also entered into a Stockholders' Agreement pursuant to which, among other things, the Sponsors have the ability to direct the voting of outstanding shares of Holdings Common Stock in proportion to their ownership of such shares as if the Warrants were exercised in full. Accordingly, the Sponsors have voting control of Holdings commencing upon the Recapitalization.

         In connection with the Recapitalization, Holdings organized Operating Corp. and, immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp. Holdings' future operations are limited to owning the stock of Operating Corp. Operating Corp. repaid substantially all of the Company's funded debt obligations existing immediately before the consummation of the Recapitalization in the amount of $51.8 million (the "Debt Retirement").

         Funding requirements for the Recapitalization were $281.5 million (excluding the Implied Value of the Retained Shares) and were satisfied through the Retained Shares and the following: (i) the purchase by the Sponsors and other investors of Holdings Preferred Stock and the Warrants for $47.0 million ($45.8 million in cash and $1.2 million in officer notes receivables); (ii) $45.1 million of gross proceeds from the offering of Holdings 12.875% senior discount debentures ("the Debentures"); (iii) $80.0 million of borrowings under senior secured term loan facilities (the "Term Loan Facilities") provided by a syndicate of lenders (collectively, the "Banks"); (iv) $10.6 million of borrowings under a senior secured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Bank Facilities") have availability of up to $25.0 million provided by the Banks; and (v) $100.0 million of gross proceeds from the sale by Operating Corp. of 10.125% senior subordinated notes ("the Notes").

         The Equity Repurchase, the Debentures, the Debt Retirement, the issuance and sale by Holdings of Holdings Preferred Stock and the Warrants, the borrowing by Operating Corp. of funds under the Bank Facilities and the issuance and sale by Operating Corp. of the Notes are referred to herein collectively as the "Recapitalization." The Recapitalization was accounted for as a recapitalization transaction for accounting purposes.

PRODUCTS

         The following table sets forth the Company's net sales and percentage of total net sales by product category.


                                                      FISCAL YEAR ENDED                      FISCAL YEAR ENDED
                                                          DECEMBER 31,                           DECEMBER 31,
                                                    NET SALES (IN MILLIONS)                 PERCENT OF NET SALES
                                                ---------------------------------        ---------------------------
                                                  1996       1997        1998             1996      1997      1998
                                                --------   --------    ----------        -----   --------    -------

     Consumer Products                          $90.2       $ 94.1      $ 98.4            100.0%     79.8%     81.8%

     Candles                                       -          24.0        21.9              -        20.2      18.2
                                                --------   --------    ----------        -----   --------    -------
                    Total                       $90.2       $118.1      $120.3            100.0%    100.0%    100.0%
                                                --------   --------    ----------        -----   --------    -------
                                                --------   --------    ----------        -----   --------    -------

CONSUMER PRODUCTS

         WOODEN LIGHTS. The Company's Wooden Lights products include kitchen matches, penny matches (smaller wooden matches), fireplace matches and fire starter products. The Company focuses on the retail consumer market, which it believes offers higher margins and less competition than the institutional market. The Company sells its wooden match products primarily under the Diamond, Ohio Blue Tip and Fire Chief names and its fire starter products under the SuperMatch and Superstart names. Diamond Brands' Wooden Lights products are primarily sold through grocery stores, drug stores and mass merchandisers. The Company manufactures its Wooden Lights products at its Cloquet, Minnesota facility.

         The Company believes it is the sole manufacturer of wooden matches in the United States and that it holds the leading domestic retail market share in the wooden match category with a market share of more than double that of its nearest branded competitor. The Company competes in the domestic retail wooden match market with foreign manufacturers, particularly from Sweden, Chile, China and Korea. The wooden match market is mature, and the Company has maintained relatively stable sales and attractive gross margins. Although the market for penny match and kitchen match products is affected by smoking patterns, the Company believes that its wooden match product mix makes it somewhat less dependent on smoking patterns than manufacturers of book matches and disposable lighters. The market for fire starter products, which are used by consumers in both household and camping applications, is growing in the United States, and the Company competes with First Brands, Duraflame and Pine Mountain, each of which the Company believes has a greater market share than that of the Company.

         Diamond Brands' kitchen match products are sold primarily in 250 count boxes in both the "strike anywhere" and "strike on box" format. Penny matches are sold in 32 and 40 count boxes in both strike formats. The Company's fireplace matches are imported. Retail prices for the Company's wooden matches generally range from $0.59 to $1.99. Retail prices for the Company's fire starter products generally range from $1.29 to $4.99.

         The Company's strategy in Wooden Lights focuses on maintaining and increasing retail shelf space. In addition, the Company plans to focus on increasing its presence in the fire starter category by expanding consumer and trade promotions.

         CUTLERY. The Company offers a wide range of plastic cutlery and straws. The Company focuses on the retail consumer market, which it believes offers higher margins and less competition than the institutional market. The Company significantly expanded its Cutlery business through the Forster Acquisition in March 1995. In 1997, Diamond Brands entered the retail plastic straw market to offer its customers a more complete product line. The Company's Cutlery products are sold under both the Diamond and Forster brand names. The Company is also a major supplier of private label plastic cutlery to retailers. Diamond Brands' Cutlery products are primarily sold through grocery stores, drug stores and mass merchandisers. The Company manufactures its Cutlery products at its East Wilton, Maine facility.

         The retail plastic cutlery market includes four major branded participants (Diamond Brands, OWD, Maryland Plastic and Clear Shield) and a sizable private label component. The Company believes that it holds the leading domestic retail market share in the plastic cutlery category with a market share of more than double that of its nearest branded competitor. The Company also believes that private label sales will continue to represent an attractive growth area. Consumer demand for convenience and the growing popularity of prepared foods are positively impacting the Company's Cutlery product growth.

         The Company produces its plastic cutlery products in various weights (heavy duty, full size and lightweight), colors (including holiday themes) and packages (boxes and bags of 24, 48, 72, 100 and 288 pieces). The Company also manufactures seasonal products for Christmas and Halloween. Heavy duty cutlery is the Company's largest plastic cutlery product line, followed by full-size cutlery, which is marketed as dinnerware. Servingware consists of large plastic serving spoons and forks. Retail prices for the Company's Cutlery products generally range from $0.59 to $1.49.

         The Company's strategy in the Cutlery segment focuses on: (i) expanding on the Company's current category management strategy in grocery stores by emphasizing the corporate rebate program; (ii) providing consumer promotions such as coupon inserts and "buy one, get one free" promotions;
(iii) increasing private label sales to better utilize the Company's manufacturing capabilities; and (iv) supporting newly introduced plastic straw products through cross-promotions with plastic cutlery.

         WOODENWARE. The Company's Woodenware products include toothpicks, clothespins, clothesline and wooden crafts (small wooden shapes). Diamond Brands strengthened its leadership position in these product lines with the Forster Acquisition in March 1995. The Company focuses on the retail consumer market, which it believes offers higher margins and less competition than the institutional market. Diamond Brands' Woodenware products, with the exception of wooden crafts, are sold through grocery stores, mass merchandisers, warehouse clubs and drug stores. Wooden crafts are sold primarily through Wal-Mart and craft retail stores. All of the Company's Woodenware products, with the exception of clothesline and wooden crafts, are sold both under the Diamond and Forster brand names. The Company manufactures its Woodenware products at its facilities in Cloquet, Minnesota (toothpicks), East Wilton, Maine (plastic clothespins), and Strong, Maine (toothpicks, clothespins and wooden crafts).

         The Company believes it holds the leading domestic retail market share in the clothespins, toothpick, and wooden craft categories with a market share of more than double that of its nearest branded competitor in each of these product categories. The toothpick market is a mature market and the Company faces competition from two domestic toothpick companies and imports from China, Brazil and Canada. The clothespin market is a mature market, and the Company faces competition from Magla/Seymour and imports from China.

         The Company sells a variety of toothpick stock-keeping units ("SKUs") under both the Diamond and Forster names. The majority of its square, round and flat toothpicks are sold in 250 count boxes, while specialty and colored toothpick SKUs are sold in 100, 120 or 250 count plastic containers. Retail prices on the Company's toothpicks generally range from $0.39 to $1.99. The Company also sells both wooden and plastic clothespins under the Diamond and Forster names. The Company sells clothespins in 18, 24, 36, 50 and 100 count bags. Retail prices for the Company's clothespins generally range from $0.99 to $3.49. The Company's wooden craft products are used for creative play and to build structures, including houses and figurines, and comprise a large number of SKUs. Retail prices for the Company's wooden craft products generally range from $0.39 to $1.99.

         The Company's Woodenware strategy focuses on maintaining and increasing shelf space. For both its toothpick and clothespin products, the Company utilizes a "Made in the USA" label on the package to differentiate its products from imports. The Company believes that Woodenware products manufactured in the

United States are regarded by consumers as having higher quality levels than foreign brands. Diamond Brands also cross-markets clothespins and clothesline.

         INSTITUTIONAL/OTHER. The Company's Institutional/Other product group consists of institutional/food service products (such as wrapped toothpicks, heavy duty reusable plastic cutlery, bulk cutlery, coffee stirrers, skewers and steak markers) and industrial woodenware products (such as ice cream sticks and corn dog sticks), which are sold primarily to food service and food processing customers. The Company's Institutional/Other products also include resale book matches, which are sold primarily to retailers, and advertising matches, which are primarily sold to redistributors. Diamond Brands is the primary supplier of wooden advertising matches to the two leading redistributors of advertising matches in North America and is also the largest producer of corn dog sticks in North America. Advertising matches are penny matches packaged in boxes carrying an advertising logo and are principally utilized as promotional tools by restaurants, bars and hotels.

         The Company offers certain products in the institutional market, largely to utilize available production capabilities. Although the Company has not focused on competing generally in the institutional market, management believes there is potential to increase sales and EBITDA by increasing its presence in the institutional market.

CANDLES

         The Company's candle products include scented candles, outdoor citronella candles, holiday candles, luminaries and related products. The Company entered the candle business through the Empire Acquisition in February 1997. The Company sells its Candles primarily under the Empire, Richly Scented Candle, Patty-O-Candle, Diamond Reflections and Concord names. The Company manufactures its candle products at its Kansas City, Kansas facility.

         The Company believes the U.S. candle market exceeds $1 billion in annual sales and is highly fragmented, with the majority of manufacturers generating annual sales of less than $15 million each. The candle market is divided into holiday products (approximately one-third) and non-holiday products (approximately two-thirds), with the fastest growing segment being scented candles. The Company's principal competitors in the candle business include Blyth Industries, Inc., the industry leader with a broad portfolio and extensive distribution, Dial Corporation, Lancaster Colony Corporation, S.C. Johnson, Lamplight Farms and The Yankee Candle Company. From time to time during the year-end holiday season, the Company experiences competition from foreign manufacturers of candles.

         The Company currently manufactures poured candles and imports holiday candles, tapers, pillars and votives. The Company offers its candle products in various containers, sizes (ranging from 4 ounces to 23 ounces) and fragrances. Citronella candles' popularity has grown in recent years due to their effectiveness as a natural insect repellent. The Company sells citronella candles in a variety of decorative container types, including pails, glass jars, pottery, terra cotta bowls and planters, and bamboo torches. Imported holiday candles are sold under the Concord name. Retail prices for the Company's candle products generally range from $0.99 to $9.99.

         The Company's Candles are sold primarily through mass merchandisers, warehouse clubs and grocery stores. Part of Diamond Brands' rationale for the Empire Acquisition was a plan to increase the Company's sales of candle products to grocery stores by capitalizing on the Company's network of independent broker organizations. As part of this strategy, the Company recently introduced Diamond Reflections to compete in grocery stores at a discount to the market leaders. The Company also intends to leverage its distribution capabilities and further enhance its product line by beginning to manufacture votive, pillar and taper candles over the next three years. In addition, the Company believes that the recently completed consolidation of its candle manufacturing facility in Kansas City, Kansas will further lower its candle manufacturing costs and improve product quality.

SALES AND MARKETING

         The Company sells its products in substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. Diamond Brands also sells certain of its products to institutional and other customers such as food service and food processing companies and redistributors. The Company has established strong relationships with many of the largest retailers in the United States (such as Wal-Mart, Price Costco, Target, Publix and Kroger). The Company sells its products through a nationwide sales network consisting primarily of independent broker organizations and also sells products directly to selected mass merchandisers and warehouse clubs, including Wal-Mart and Price Costco.

         The Company utilizes a category management strategy designed to maintain and increase shelf space at retail outlets. A central element of this strategy is the Company's corporate rebate program, which provides incentives to grocery retailers to buy multiple products from the Company. The Company intends to expand its corporate rebate program to include additional grocery retailers. The category management strategy also includes consolidated invoicing and shipping across the Company's product lines, which allows retailers to lower buying costs and reduce their number of suppliers.

         The Company cross-markets its products through the use of product packaging which include coupons or promotional offers for other Company products. The Company offers price promotions and cash discounts to retailers as a means of increasing sales volume from time to time. In addition, the Company employs consumer promotion programs to increase sales, including coupon inserts, "buy one, get one free" promotions, bonus packs and shipper displays.

PRODUCT DEVELOPMENT

         The Company has an active program of product development, focusing on product line extensions (such as specialty toothpicks, fireplace matches and plastic servingware) and new products in related areas (such as plastic straws, SuperMatch and clothesline). The Company believes its products mix is attractive because its product categories tend to be less reliant on new product introductions than are other consumer product categories.

CUSTOMERS

         The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the year ended December 31, 1998, sales to the Company's top 10 customers accounted for approximately 41% of the Company's gross sales, with one customer, Wal-Mart and its subsidiary, Sam's Club, accounting for approximately 20% of gross sales.

MANUFACTURING

         Diamond Brands operates four automated manufacturing facilities located in Cloquet, Minnesota (round and flat toothpicks, matches, ice cream and corn dog sticks), East Wilton, Maine (Cutlery and plastic clothespins), Strong, Maine (clothespins, square toothpicks and wooden crafts), and Kansas City, Kansas (Candles). The Company believes that its four automated manufacturing facilities position it as a low-cost manufacturer in most of its product categories. The Company has continued to invest in automation equipment in order to reduce headcount and increase efficiency. For example, Diamond Brands' automated cutlery operations consist of combination modules which include an injection molding machine, molds and robotic packaging machinery, which allows the Company to automatically package cutlery in boxes and bags suitable for retail distribution. The Company believes that these operations provide it with a competitive advantage over other retail plastic cutlery manufacturers. The Company believes it has sufficient manufacturing capacity to satisfy its foreseeable production requirements.

         Following the Empire Acquisition in February 1997, Diamond Brands consolidated its two Candles manufacturing facilities to one location in Kansas City, Kansas. Throughout 1998, the Company experienced significant manufacturing and quality problems at the Candle facility. Management believes they have addressed these issues in 1998 by improving the quality of the wax and re-engineering the manufacturing process.

         The Company is currently outsourcing the production of certain products, including resale book and fireplace matches, specialty toothpicks, holiday candles and plastic straws. In the aggregate, sales of outsourced products amounted to approximately 10% of the Company's 1998 gross sales.

COMPETITION

         The markets for certain of the Company's products are highly competitive. The Company competes, particularly with respect to its Candles and Cutlery products, with a number of domestic manufacturers, which are larger and have significantly greater resources than the Company. In addition, the Company competes with foreign manufacturers, particularly those located in China, Sweden, Brazil, Chile, Japan and Korea. Although the barriers to entry into the Company's businesses are relatively low, the Company believes that it has a number of competitive advantages over potential new market entrants (including strong brand names, established national distribution and existing cost-efficient manufacturing operations) and that the relatively small market size for certain of the Company's products may make those markets economically less attractive to potential competitors.

RAW MATERIALS

         The primary raw materials used by Diamond Brands are generally available from multiple suppliers, and the Company has not experienced any significant interruption in the availability of such materials. However, the price of polystyrene resin, the key raw material from which the Company's Cutlery products is produced, can be volatile. The polystyrene resin used by the Company is produced from petrochemical intermediates that are, in turn, derived from petroleum. Polystyrene resin prices may fluctuate as a result of, among other things, worldwide changes in natural gas and crude oil prices and supply, as well as changes in supply and demand for polystyrene resin and petrochemical intermediates from which it is produced. Among other industries, the automotive and housing industries are significant users of polystyrene resin. As a result, significant changes in worldwide capacity and demand in these and other industries may cause significant fluctuations in the prices of polystyrene resin. In an attempt to mitigate the impact of changing polystyrene resin prices, the Company in January 1997 entered into a three-year supply contract with a major supplier of polystyrene resin, under which the Company believes it receives the lowest price available to any customer purchasing similar volume, and receives short-term price protection during periods of rising prices. During periods of rising prices, the Company generally has been able to pass through the majority of the polystyrene resin price increases to its customers on a delayed basis. During periods of declining polystyrene resin prices, the Company generally has reduced prices to its customers.

         Other primary raw materials required by Diamond Brands in its business include glass and metal containers, wax and fragrances to produce the Company's Candles products, birch and maple wood to produce the Company's Woodenware products, and aspen wood and commodity chemicals to produce the Company's Wooden Lights products. Other major raw materials include paperboard and corrugated cardboard.

TRADEMARKS

         The Company owns over 30 United States trademark registrations with respect to certain of its products. All of the Company's United States trademark registrations can be maintained and renewed provided that the trademarks are still in use for the goods and services covered by such registrations. The Company regards its trademarks and tradenames as valuable assets.

EMPLOYEES

         At February 28, 1999, the Company had approximately 730 full-time employees. Approximately 225 of the Company's employees are represented by the United Paper Workers International Union. In August 1997, the Company signed a six-year labor agreement with the United Paper Workers International Union, which included a 3.0% annual wage increase. Six of the Company's employees are represented by the International Union of Operating Engineers. In 1997, the Company extended its labor agreement with the International Union of Operating Engineers for six additional years. The Company has not had a work stoppage at any of its current facilities in the last 25 years and believes its relations with its employees are good.

ITEM 2.  PROPERTIES

PROPERTIES

         The following table sets forth certain information regarding the Company's facilities:

                                                                                 SIZE                        LEASE
            LOCATION                            PRIMARY USE                 (SQUARE FEET)       TITLE       EXPIRATION
            ---------                           -----------                 ------------        -----    ---------------
Cloquet, Minnesota                Manufacturing of matches, toothpicks          290,000          Owned
                                  and ice cream and corn dog sticks;
                                  warehouse; administration
Minneapolis, Minnesota            Sales and marketing                             7,000         Leased   January 2004
East Wilton, Maine                Manufacturing of plastic cutlery and           75,000          Owned
                                  plastic clothespin; administration
East Wilton, Maine                Warehouse                                     150,000          Owned
East Wilton, Maine                Printing; warehouse                           240,000          Owned
Strong, Maine                     Manufacturing of toothpicks,                   62,000          Owned
                                  clothespins and wooden crafts
Kansas City, Kansas               Manufacturing of candles;                     282,000         Leased   July 2000 (1)
                                  warehouse; administration

-----------

(1)      Option to renew lease until July 2002.

ITEM 3.  LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

         The Company is a defendant in several lawsuits, including product liability lawsuits, arising in the ordinary course of business. Although the amount of any liability that could arise with respect to any such lawsuit cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company. A predecessor to the Company and certain other match producers are parties to a 1946 consent decree under which the parties thereto are prohibited from engaging in anticompetitive acts or participating in specified commercial relationships with one another.

         The Company's operations are subject to a wide range of general and industry specific federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous waste. Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous substances on such property. Although management believes that the Company is in substantial compliance with all applicable environmental laws and regulations, unforeseen expenditures to remain in such compliance, or unforeseen environmental liabilities, could have a material adverse affect on its business and financial positions. Additionally, there can be no assurance that changes in environmental laws and regulations or their application will not require further expenditures by the Company.

The Company is currently involved in an arbitration process to recover up to $1.5 million from the former owner of Empire Manufacturing Co. for excess inventory, as provided for in the

February 28, 1997 Asset Purchase Agreement. Management believes the Company will prevail, and an unfavorable decision would not have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the Company during the fourth quarter of the year ended December 31, 1998.

                                       PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 24, 1999, the Company had 1,000 shares of common stock outstanding. 100% of the Company's common stock is held by Holdings and there is no established public trading market therefor.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company for the years indicated. This information should be read in conjunction with the Consolidated Financial Statements and the related notes contained in Item 14 and "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in Item 7.

                    SELECTED CONSOLIDATED FINANCIAL DATA
                         (IN THOUSANDS OF DOLLARS)


                                                                           YEAR ENDED DECEMBER 31
                                                                           ----------------------
                                                             1994       1995        1996        1997       1998
                                                             ----       ----        ----        ----       ----
STATEMENT OF OPERATIONS DATA:
Net sales............................................        $31,289    $77,659     $90,201    $118,072   $120,270
Cost of sales........................................         23,066     56,490      63,032      78,582     85,575
                                                             -------    -------     -------    --------   --------
   Gross profit......................................          8,223     21,169      27,169      39,490     34,695
Selling, general and administrative expenses.........          4,153     10,152       9,148      11,414     13,369
Goodwill amortization................................              -        600         720       1,521      1,681
                                                             -------    -------     -------    --------   --------
   Operating income..................................          4,070     10,417      17,301      26,555     19,645
Interest expense.....................................            492      3,963       3,858       4,550     15,116
                                                             -------    -------     -------    --------   --------
   Income (loss) before provision (benefit) for
      income taxes...................................          3,578      6,454      13,443      22,005      4,529
Provision (benefit) for income taxes.................              -      2,352       5,807       1,376       (308)
                                                             -------    -------     -------    --------   --------
   Net income (loss).................................        $ 3,578    $ 4,102     $ 7,636    $ 20,629   $  4,837
                                                             -------    -------     -------    --------   --------
                                                             -------    -------     -------    --------   --------

UNAUDITED PRO FORMA INCOME TAX DATA:
Income (loss) before income taxes....................         $3,578     $6,454     $13,443     $22,005     $4,529
Provision (benefit) for income taxes (1).............          1,324      2,700       5,807       9,000      1,900
                                                             -------    -------     -------    --------   --------
Pro forma net income (loss)..........................         $2,254     $3,754      $7,636     $13,005     $2,629
                                                             -------    -------     -------    --------   --------
                                                             -------    -------     -------    --------   --------

OTHER DATA:
Depreciation and amortization (2)....................         $1,250     $3,761      $4,204      $4,668     $4,243
EBITDA (3)...........................................          5,320     14,178      21,505      31,223     23,888
EBITDA margin (4)....................................          17.0%      18.3%       23.8%       26.4%      19.9%
Capital expenditures.................................           $585     $1,926      $1,979      $4,050     $2,748


                                                                                      (IN THOUSANDS)
                                                                                      --------------
                                                              1994       1995        1996        1997         1998
                                                              ----       ----        ----        ----         ----
BALANCE SHEET DATA:
Working capital...........................................   $6,483      $6,989      $5,409       $13,247      $ 18,288
Total assets..............................................   17,328      69,630      66,503        94,250       103,862
Total debt, including current maturities..................    7,347      46,713      34,845        49,497       179,924
Stockholders' equity (deficit)............................    6,024      10,118      17,754        27,930       (98,229)

-----------

(1) Reflects the pro forma income tax provision that would have been provided had the Company been a Subchapter C corporation, rather than a Subchapter S corporation, for federal income tax purposes. For the years ended December 31, 1993, 1995 and 1996 and the period from April 21, 1998 to December 31, 1998, the Company was a Subchapter C corporation for federal income tax purposes and for the years ended December 31, 1994 and 1997, and the period from January 1, 1998 to April 20, 1998, a Subchapter S corporation for federal income tax purposes.

(2)   Excludes amortization of deferred financing costs.

(3) EBITDA represents operating income plus depreciation and amortization (excluding amortization of deferred financing costs). The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net income as an indicator of the Company's operating performance or cash flow as a measure of liquidity.

(4)   EBITDA margin represents EBITDA as a percentage of net sales.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

         Diamond Brands is a leading manufacturer and marketer of a broad range of consumer product, including plastic cutlery/straws, wooden matches, toothpicks, clothespins and wooden crafts ("Consumer Products"); and poured scented, air freshener and citronella candles ("Candles"). The Company's products are marketed primarily under the nationally recognized Diamond, Forster and Empire brand names, which have been in existence since 1881, 1887 and 1950, respectively.

         The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the year ended December 31, 1998, sales to the Company's top 10 customers accounted for approximately 41% of the Company's gross sales, with one customer accounting for approximately 20% of the Company's gross sales. The Company's ability to maintain and increase its sales depends on a variety of factors including its competitive position in such areas as price, quality, brand identity, distribution and customer service. The Company's products are manufactured at its four automated manufacturing facilities located in Cloquet, Minnesota, East Wilton, Maine, Strong, Maine, and Kansas City, Kansas.

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

THE RECAPITALIZATION

         Holdings, the Stockholders, Seaver Kent-TPG Partners, L.P., and Seaver Kent I Parallel, L.P. (collectively, the "Sponsors") entered into a Recapitalization Agreement, dated March 3, 1998 (the "Recapitalization Agreement"), which provided for the recapitalization of Holdings. Pursuant to the Recapitalization Agreement, the Sponsors and other investors purchased from Holdings, for an aggregate purchase price of $47.0 million, shares of Holdings Preferred Stock, together with the Warrants to purchase shares of Holdings Common Stock. The shares of Holdings Common Stock issuable upon the full exercise of the Warrants would represent 77.5% of the outstanding shares of Holdings Common Stock after giving effect to such issuance. In addition, Holdings purchased (the "Equity Repurchase") for $211.4 million, subject to certain working capital adjustments, from the Stockholders, all outstanding shares of Holdings' capital stock other than shares (the "Retained Shares") of Holdings Common Stock having an implied value (based solely on the per share price to be paid in the Equity Repurchase) of $15.0 million (the "Implied Value"), which will continue to be held by certain of the Stockholders. The Retained Shares will represent 22.5% of the outstanding shares of Holdings Common Stock after giving effect to the full exercise of the Warrants. Holdings, the Sponsors and the holders of the Retained Shares also entered into a Stockholders' Agreement pursuant to which, among other things, the Sponsors have the ability to direct the voting of outstanding shares of Holdings Common Stock in proportion to their ownership of such shares as if the Warrants were exercised in full. Accordingly, the Sponsors have voting control of Holdings commencing upon the Recapitalization.

         In connection with the Recapitalization, Holdings organized Operating Corp. and, immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp. Holdings' future operations are limited to owning the stock of Operating Corp. Operating Corp. repaid substantially all of the Company's funded debt obligations existing immediately before the consummation of the Recapitalization in the amount of $51.8 million ("the Debt Retirement").

         Funding requirements for the Recapitalization were $281.5 million (excluding the Implied Value of the Retained Shares) and were satisfied through the Retained Shares and the following: (i) the purchase by the Sponsors and other investors of Holdings Preferred Stock and the Warrants for $47.0 million ($45.8 million in cash and $1.2 million in officer notes receivable); (ii) $45.1 million of gross proceeds from the offering of Holdings 12.875% senior discount debentures ("the Debentures"); (iii) $80.0 million of borrowings under senior secured term loan facilities (the "Term Loan Facilities") provided by a syndicate of lenders (collectively, the "Banks"); (iv) $10.6 million of borrowings under a senior secured revolving credit facility

(the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Bank Facilities") have availability of up to $25.0 million provided by the Banks; and (v) $100.0 million of gross proceeds from the sale by Operating Corp. of 10.125% senior subordinated notes ("the Notes").

RESULTS OF OPERATIONS

         Diamond Brands focuses manufacturing and marketing under two business units: (i) consumer products, consisting primarily of wooden matches, toothpicks, clothespins and wooden crafts, and plastic cutlery/straws ("Consumer Products"); and (ii) poured scented, air freshener and citronella candles ("Candles"). The following table sets forth, for the periods indicated, certain historical statements of operation data as well as the Company's EBITDA, adjusted EBITDA and adjusted EBITDA margin for Consumer Products, Candles, and in total for the Company for the last three years.

                                             1996                           1997                           1998
                                             ----                           ----                           ----
  (Dollars in millions)          Consumer                       Consumer                       Consumer
                                 Products   Candles    Total    Products     Candles  Total    Products    Candles   Total
                                 --------   -------   ------   ----------   --------  ------   ---------   -------   ------
Net Sales                          $90.2      $ --     $90.2      $94.1       $24.0   $118.1      $98.4      $21.9   $120.3
Cost of Goods                       63.0        --      63.0       60.8        17.8     78.6       63.9       21.7     85.6
                                    ----      ----      ----      -----        ----     ----       ----       ----     ----
Gross Profit                        27.2        --      27.2       33.3         6.2     39.5       34.5        0.2     34.7
Gross Margin %                      30.1%       --      30.1%      35.4%       26.0%    33.5%      35.1%       0.7%    28.9%
Selling, General &                   9.2        --       9.2        9.3         2.1     11.4       10.8        2.6     13.4
  Administrative Expenses
Goodwill amortization                0.7        --       0.7        0.7         0.8      1.5        0.7        1.0      1.7
                                    ----      ----      ----      -----        ----     ----       ----       ----     ----
Operating Income                    17.3        --      17.3       23.3         3.3     26.6       23.0       (3.4)    19.6
Interest Expense                     3.9        --       3.9        3.1         1.5      4.6       10.9        4.2     15.1
Income before provisions
   (benefit) for income taxes       13.4        --      13.4       20.2         1.8     22.0       12.1       (7.6)     4.5
Income Tax (benefit)                 5.8        --       5.8        1.4                  1.4        4.2       (4.5)    (0.3)
                                    ----      ----      ----      -----        ----     ----       ----       ----     ----
Net Income                        $  7.6        --     $ 7.6      $18.8       $ 1.8   $ 20.6      $ 7.9      $(3.1)   $ 4.8
                                    ----      ----      ----      -----        ----     ----       ----       ----     ----
                                    ----      ----      ----      -----        ----     ----       ----       ----     ----
EBITDA (1)                         $21.5        --     $21.5      $26.9       $ 4.3    $31.2      $26.0      $(2.1)   $23.9
EBITDA Margin                       23.8%       --      23.8%      28.6%       17.7%    26.4%      26.4%      (9.3%)   19.9%

(1) EBITDA represents operating income plus depreciation and amortization (excluding amortization of deferred financing costs). The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered a substitute for net income as an indicator of the Company's operating performance or cash flow as a measure of liquidity.

      YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

CONSUMER PRODUCTS

         Net sales from the Consumer Products segment were $98.4 million for 1998, an increase of $4.3 million or 4.6% over 1997 net sales of $94.1 million. This increase was led by a strong performance in plastic cutlery/straws, matches and wooden crafts. Gross Profit was $34.5 million or 35.1% of net sales for 1998, compared to $33.3 million or 35.4% in 1997, with continued margin improvement through (i) reduced cutlery manufacturing costs as a result of lower polystyrene resin prices; (ii) operating efficiencies achieved through capital projects with rapid returns on investment; and (iii) increased sales volume in cutlery, matches, and craft items, offset by increased spending on promotions and allowances to support cutlery growth. Selling, general and administrative expenses were $10.8 million for 1998 compared to $9.3 million in 1997, with the increase due to higher expenses to improve the infrastructure of the Company. Goodwill amortization for 1998 was $0.7 million for 1998, the same as 1997. Interest expense was $10.9 million for 1998, an increase of $7.8 million from 1997. This increase is the result of the increased debt and deferred financing costs associated with the Recapitalization.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) for 1998 were $26.0 million as compared with $26.9 million in 1997, with EBITDA margin of 26.4% and 28.6% respectively.

CANDLES

      Net sales for the Candles segment in 1998 were $21.9 million, compared to $24.0 million for 1997. The decrease of $2.1 million was attributed to the loss of three major customers in 1998, one each to consolidation, bankruptcy and quality/service problems; offset somewhat by the introduction of Reflections (air freshener) candles into the grocery trade and the full year impact of the Empire acquisition in February 1997. The Gross profit for 1998 was $0.2 million or 0.7%, down from $6.2 million or 26.0% in 1997. The decline was principally the result of the volume decrease and mix ($1.0 million), slotting allowances for Reflections ($1.4 million), production problems ($1.7 million), inventory obsolescence ($1.1 million) and quality problems ($0.8 million) at the candle facility. The Company has made a claim against the former shareholders under the Recapitalization to recover up to $0.8 million of these costs. Management believes the inventory problems were one-time and non-recurring in nature and the production and quality problems are being addressed. Selling, general and administrative expenses were $2.6 million in 1998, an increase of $0.5 million from $2.1 million in 1997. The Company incurred non-recurring costs related to, the severance of the Chief Operating Officer of the Candle line ($0.1 million) and the write off of receivables as the result of a bankruptcy of a major customer ($0.1 million). In addition, the Company incurred higher expenses to support the introduction of Reflections candles into the grocery trade. Goodwill amortization increased to $1.0 million, from $0.8 million in 1997 as the result of the Empire Candle acquisition in February 1997. Interest expense for 1998 was $4.2 million, reflecting an increase of $2.7 million from 1997. This increase is the result of the increased debt and deferred financing cost associated with the Recapitalization.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) for 1998 were ($2.1) million as compared with $4.3 million in 1997. EBITDA margin in 1998 was (9.3%) compared to 17.7% in 1997.

      YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

CONSUMER PRODUCTS

         Net sales for 1997 were $94.1 million as compared to $90.2 million in 1996. The net sales increase of $3.9 million or 4.3% was achieved through a $2.1 million increase in cutlery and straws, primarily as a result of growth in private label sales, and increases in toothpicks ($0.8 million) and matches ($1.2 million). These increases were principally a result of adding new customers. Gross profit increased $6.1 million to $33.3 million in 1997, with a related increase in gross margin to 35.4%. Gross margin was significantly improved by: (i) reduced clothespin manufacturing costs as a result of lower headcount, raw material costs and higher manufacturing yields; (ii) reduced cutlery manufacturing costs as a result of lower polystyrene resin prices; (iii) operating efficiencies achieved through capital projects with rapid returns on investment; and (iv) increased sales volume in cutlery, matches, toothpicks and craft items. Selling, general and administrative expenses were $9.3 million in 1997 compared to $9.2 million in 1996. Goodwill amortization was $0.7 million for both 1997 and 1996. Interest expense was $3.1 million, down from $3.9 million in 1996 due to lower interest rates and debt load. As of January 1, 1997, the Company changed its status from a Subchapter C corporation to a Subchapter S corporation for federal income tax purposes. As a Subchapter S corporation, the Company's stockholders were primarily responsible for income taxes with respect to the Company's income. The effective income tax rate of 6.2% for the year ended December 31, 1997 resulted from the removal of the deferred tax assets and liabilities due to the election of Subchapter S corporation status. The effective income tax rate of 43.2%
for the year ended December 31, 1996 varied from the federal statutory rate primarily because of non-deductible goodwill amortization and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Cash provided by operating activities was $13.8 million, $21.3 million, and $14.2 million in 1996, 1997, and 1998 respectively. The significant decrease in operating cash flows in 1998 over the previous years was attributable primarily to the Recapitalization of Holdings in April 1998. With incremental interest expenses of $7.8 million associated with the issuance of the Notes and Bank Facilities occurred during 1998.

         INVESTING ACTIVITIES. Capital expenditures (excluding acquisition costs) in 1998 were $2.7 million compared to $4.1 million in 1997 and $2.0 million in 1996. The higher level of capital spending in 1997 was primarily attributed to facility consolidation and investments in new candle lines at the Company's Kansas City facility. The Company's historical capital expenditures have been primarily used to expand capacity and improve manufacturing efficiencies. The Company currently expects its capital expenditures for 1999 to be approximately $4.9 million. In 1997, the Company invested $24.7 million in the Empire Acquisition, which was funded, from borrowings under senior bank credit facilities.

          FINANCING ACTIVITIES. Cash provided by (used for) financing activities was $(11.9 million), $7.4 million, and $(11.5 million) in 1996, 1997 and 1998, respectively. Financing activities in 1998 resulted primarily from the Recapitalization. Funding requirements for the Recapitalization were $190.6 and were satisfied through the following: (i) $80.0 million of borrowing under the Term Loan Facilities; (ii) $10.6 million of borrowings under the Revolving Credit Facility; and (iii) $100.0 million of gross proceeds from the sale of the Notes.

          FUTURE LIQUIDITY. As a result of the Recapitalization, the Company is highly leveraged. The Company's high degree of leverage may have important consequences for the Company, including that (i) the ability of the Company to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on terms favorable to the Company; (ii) a substantial portion of the Company's cash flow will be used to pay the Company's interest expense and, in the cases of indebtedness incurred in the future, possible principal repayments, which will reduce the funds that would otherwise be available to the Company for its operations and future business opportunities; (iii) a substantial decrease in net operating cash flows or an increase in expenses of the Company could make it difficult for the Company to meet its debt service requirements and force it to modify its operations;
(iv) the Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage; and (v) the Company's high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally. Any inability of the Company to service its indebtedness or to obtain additional financing, as needed, would have a material adverse effect on the Company's business.

OTHER MATTERS

         INFLATION AND ECONOMIC TRENDS. Although its operations are affected by general economic trends, the Company does not believe that inflation has had a material impact on its results of operations during the past three fiscal years.

         YEAR 2000. Many computer systems and software applications, including most of those used by the Company, identify dates using only the last two digits of the year. These systems are unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause certain systems or applications to fail or provide incorrect information after December 31, 1999 or when using dates after December 31, 1999. This in turn, could have an adverse effect on Diamond Brands, due to Diamond Brands' direct dependence on its own system and applications and indirect dependence on those of other entities with whom Diamond Brands must interact.

         The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications, which will be Year 2000 compliant. The Company expects to complete the entire project by June 1999. In connection with this process, the Company has retained two information technology consulting groups.

         The Company currently estimates that its costs incurred to December 31, 1998 and through the year 2000 to enhance its information systems may cost approximately $1.2 million, of which $0.4 million has been paid to date. These costs include estimates for employee compensation on the project team, consultants, hardware and software. The Company does not anticipate incurring any additional expenses in connection with the Year 2000 issue.

         As a result of implementation of the new information system, Diamond Brands is not likely to initiate other major systems projects in connection with the Year 2000 issue. There can be no assurance that Diamond Brands will not experience cost overruns or delays in connection with its plan for replacing or modifying systems.

         FORWARD-LOOKING STATEMENTS. This annual report of Form 10-K contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company that are based upon beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "anticipates", "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: general economic and market conditions; changes in consumer demand and demographics; possible disruptions in the Company's computer or telephone systems, increased or unanticipated costs or other effects associated with Year 2000 compliance by the Company or its service or supply providers; possible work stoppages or increases in labor costs; the ability to attract and retain qualified personnel; effects competition; possible increases in shipping rates or interruptions in shipping services; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business and other factors which may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those describes therein as anticipated, believed, estimated, expected, intended or planned. Accordingly, any forward-looking statements included herein do not purpose to be predictions of future events or circumstances and may not be realized. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

         The Company is exposed to market risk stemming from changes in commodity prices, primarily polystyrene resin, which is a significant component of cost of sales in the Company's plastic cutlery products. In the ordinary course of business, the Company actively manages its exposure to these market risks. In January 1997, the Company entered into a three-year supply contract with a major supplier of polystyrene resin, under which the Company believes it receives the lowest price available to any customer purchasing similar volume, and receives short-term price protection during periods of rising prices. During periods of rising prices, the Company generally has been able to pass through the majority of the polystyrene resin price increases to its customers on a delayed basis. During periods of declining polystyrene resin prices, the Company generally has reduced prices to its customers.

INTEREST RATE RISK

         The Company is exposed to various market risks, including changes in interest rates. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates. At December 31, 1998, Diamond Brands had debt totaling $179.9 million, and interest rate swaps with a notional value of $55.0 million at fixed LIBOR rates ranging from 5.93% to 5.98%. The interest rate swaps expire as follows: $15 million in 2001 and $40 million in 2003.

         Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. At December 31, 1998, the Company's interest rate swap agreements converted outstanding floating rate debt to fixed rate debt for a period ranging from three to five years. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

         At December 31, 1998, the Company had fixed rate debt, after giving effect to the interest rate swap, of $155.0 million and variable rate debt of $24.9 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.3 million, holding debt levels constant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes are included in Item 14 of this report. See Index to Consolidated Financial Statements contained in Item 14 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of individuals who are serving as the directors and executive officers of Holdings and Operating Corp. Each director of Holdings and Operating Corp. will hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. Officers of Holdings and Operating Corp. are elected by their respective Boards of Directors and serve at the discretion of such Boards.

                      NAME                        AGE   POSITION
                      ----                        ---   --------
Naresh K. Nakra...............................     52   President, CEO and Director
Alexander M. Seaver...........................     39   Director
Bradley R. Kent...............................     35   Director
Alfred Aragona................................     57   Director
Terry R. Peets................................     54   Director
Gerald J. Bucan...............................     35   Vice President and General Manager of Candles
Richard S. Campbell...........................     47   Vice President of Supply Chain
Thomas W. Knuesel.............................     51   Vice President of Finance and Chief Financial Officer
James M. Lincoln..............................     49   Vice President of Sales
Peter R. Lynn.................................     40   Vice President of Business Development
Christopher A. Mathews........................     44   Vice President of Manufacturing
Kenneth D. Tuomey.............................     41   Vice President of Marketing

NARESH K. NAKRA
PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

         Dr. Nakra has been President, CEO and a director of Holdings and Operating Corp. since April 1998. From January 1993 to March 1998, he served as President and CEO of Gruma Corporation, an U.S. subsidiary of Gruma, S.A.

ALEXANDER M. SEAVER
DIRECTOR

         Mr. Seaver has been a director of Holdings and Operating Corp. since April 1998. Mr. Seaver is a principal and founding member of Seaver Kent. Prior to forming Seaver Kent in October 1996, Mr. Seaver was with InterWest Partners from 1987 to 1996, where he was a general partner. At InterWest Partners, Mr. Seaver focused on non-technology acquisitions, recapitalizations and late-stage venture capital investments. Mr. Seaver has served on the board of directors of a variety of companies including Favorite Brands International, Bojangles', Cafe Valley, Heidi's Fine Desserts, Java City and Pacific Grain Products.

BRADLEY R. KENT
DIRECTOR

         Mr. Kent has been a director of Holdings and Operating Corp. since April 1998. Mr. Kent is a principal and founding member of Seaver Kent. Prior to forming Seaver Kent in October 1996, Mr. Kent was with InterWest Partners from 1993 to 1996, where he was a general partner. At InterWest, Mr. Kent focused on non-technology acquisitions, recapitalizations and late-stage venture capital investments. Mr. Kent has served on the board of directors of Cafe Valley, Artco-Bell Holding and MidWest Folding Products.

ALFRED ARAGONA
DIRECTOR

         Mr. Aragona has been a director of Holdings and Operating Corp. since July 1998. Since April 1998, Mr. Aragona has served as Chairman and CEO of Cafe Valley, a national baked goods company. Since 1996, Mr. Aragona has also served as Chairman of Pacific Grain Products, Inc., an international grain company. Mr. Aragona served as Chairman, CEO and President of Pacific Grain Products, Inc. from 1992 to 1996. From 1986 to 1992, Mr. Aragona served as President and CEO of Uncle Ben's, Inc.

TERRY R. PEETS
DIRECTOR

         Mr. Peets is President, Chief Executive Officer and Director at PIA Merchandising Company, Inc. Mr. Peets served as Executive Vice President of The Vons Companies from 1995 to April 1997. Prior to joining Vons, Mr. Peets served in various sales, marketing and operation roles as Senior Vice President for Ralphs Grocery Company from 1977 to 1994, until he was named Executive Vice President in 1994. Mr. Peets also serves as director of SuperMarkets Online, a division of Catalina Marketing Corporation, a provider of in-store electronic marketing services.

GERALD J. BUCAN
VICE PRESIDENT AND GENERAL MANAGER OF CANDLES

         Mr. Bucan joined the Company in 1998 as the Vice President and General Manager of Candles. Prior to joining the Company, Mr. Bucan was employed by Mission Foods, 1993 to 1998, where he held various positions, most recently Brand Manager. From 1992 to 1993, he was the Manager of Corporate Planning at Nestle Foods.

RICHARD S. CAMPBELL
VICE PRESIDENT OF SUPPLY CHAIN

         Mr. Campbell joined the Company in 1992 and served as the Vice President of Operations-Maine. In June 1998, Mr. Campbell was appointed Vice President of Supply Chain for all facilities. Prior to joining the Company, Mr. Campbell served as the Director of Engineering at Parker Brothers from 1984 to 1992.

THOMAS W. KNUESEL
VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER

         Mr. Knuesel rejoined the Company in 1995 as the Vice President of Finance and Chief Financial Officer. Prior to rejoining the Company, Mr. Knuesel served as the Vice President of Finance of VEE Corporation from 1989 to 1995. He served as the Vice President and Corporate Controller of the Company from 1986 to 1989 and as the Vice President and Controller of Carter-Day Co. from 1984 to 1986.

JAMES M. LINCOLN
VICE PRESIDENT OF SALES

         Mr. Lincoln joined the Company in 1998 as the Vice President of Sales. Prior to joining the Company, Mr. Lincoln was the President of Tool Division, Mid America Hydraulic Repair, Inc. from 1997 to 1998. He served as Vice President of Sales at Carlisle Plastics, Inc. from 1995 to 1997. Mr. Lincoln was employed by James River Corporation from 1981 to 1995 and held various positions, most recently as the Director of Sales.

PETER R. LYNN
VICE PRESIDENT OF BUSINESS DEVELOPMENT

         Mr. Lynn joined the Company as the Vice President of Business Development in 1998. Prior to joining the Company, Mr. Lynn was the Managing Director for the National Association of Chain Drug Stores from 1997 to 1998. He has also served as the Senior Vice President of Strategic Planning and Market Research for Shopko Stores, Inc. from 1993 to 1997.

CHRISTOPHER A. MATHEWS
VICE PRESIDENT OF MANUFACTURING

         Mr. Mathews joined the Company in 1986 and served as the Vice President of Operations--Minnesota. In June 1998, Mr. Mathews was appointed Vice President of Manufacturing for all facilities. Prior to joining the Company, Mr. Mathews served as the General Manager of Northern Mining Equipment Corporation from 1981 to 1986 and as the Mill Engineer of United States Steel from 1979 to 1981.

KENNETH D. TOUMEY
VICE PRESIDENT OF MARKETING

         Mr. Toumey joined the Company in 1998 as the Vice President of Marketing. Prior to joining the Company, Mr. Toumey held a variety of Director level positions from 1987 to 1998 with Diageo, PLC in the company's food (Haagen-Dazs, Pregresso) and drink (Smirnoff vodka, Blossom Hill wine) business.

BOARD COMMITTEES

         The Board of Directors of each of Holdings and Operating Corp. approved the formation of an audit committee ("Audit Committee") and a compensation committee ("Compensation Committee"). Mr. Seaver and Mr. Kent are the only members of each of the Audit and Compensation Committees. No other Audit or Compensation Committee members have been appointed, but the Board of Directors of Holdings and Operating Corp. may appoint additional members in the future. The Audit Committee will recommend to the Board of Directors the accounting firm to be selected as independent auditors and review matters relating to public disclosure, corporate practices, regulatory and financial reporting, accounting procedures and policies, financial and accounting controls, and transactions involving conflicts of interest. The Audit Committee will also review the planned scope and results of audits, the annual reports of the stockholders, the proxy statement and will make recommendations regarding approval to the Board of Directors.

         The Compensation Committee will review and make recommendations to the Board of Directors from time to time regarding compensation of officers and non-employee directors. The Compensation Committee will also administer the Company's stock-based compensation and incentive plans and make decisions regarding the grant of stock options and other awards to officers and employees thereunder. Mr. Seaver also serves on the compensation committees of the boards of directors of Favorite Brands International, Java City and Pacific Grain Products.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth compensation paid by the Company for fiscal year 1996, 1997 and 1998 to its CEO during fiscal 1998 and to each of the four other most highly compensated executive officers of the Company as of the end of fiscal 1998 (collective, the "named executives").


                                                                                           (15)       Number of
                                                                                           Other     Securities
                                                                                           Annual     Underlying     All Other
   Name and Principal Position                             Year     Salary      Bonus   Compensation    Options     Compensation
-------------------------------------------------------   -----    -------    -------   ------------ ------------  --------------
EDWARD A. MICHAEL......................................    1998     $81,192   $     -    $       -              -  $  1,827 (16)
   President, Chief Executive Officer                      1997     225,000    118,102           -              -    13,022 (17)
                                                           1996     210,000    115,000           -              -    10,023 (18)

NARESH K. NAKRA........................................    1998     265,625     112,500                    95,402    51,434 (14)
   President, Chief Executive Officer                      1997        -          -              -              -      -
                                                           1996        -          -              -              -      -

A. DRUMMOND CREWS......................................    1998     109,615       -              -              -   433,646(12)
   Chief Operating Officer, Empire Candle, Inc.            1997     214,113       -              -              -     8,542 (4)
                                                           1996        -          -              -              -      -

CHRISTOPHER A. MATHEWS.................................    1998     137,000     11,700        129,533      47,701   138,663(11)
   Vice President Manufacturing                            1997     128,000     81,957           -         20,000    13,022 (1)
                                                           1996     115,000     45,840           -              -    10,023 (2)

THOMAS W. KNUESEL......................................    1998     137,000     11,700        129,533      47,701   138,663(11)
   Vice President of Finance and Chief Financial Officer   1997     128,000     72,728           -         20,000    13,022 (1)
                                                           1996     120,000     44,904           -              -    52,084 (6)

RICHARD S. CAMPBELL....................................    1998     134,500     11,700        129,533      47,701   138,982(10)
   Vice President Supply Chain                             1997     123,000     66,900           -         20,000    12,275 (8)
                                                           1996     115,000     40,365           -              -     8,015 (9)

JOHN F. YOUNG..........................................    1998     116,167       -           129,533           -   457,713(13)
   Vice President Sales                                    1997     133,000      50,061          -         20,000    13,022 (1)
                                                           1996     125,000      63,500          -              -    10,023 (2)

JOHN G. BEACH..........................................    1998      91,500     18,300         64,768      23,850    19,905 (3)
   Plant Manager-Maine Plastics Operations                 1997      87,000     28,200           -         10,000     8,997 (5)
                                                           1996      83,000     27,000           -              -     6,134 (7)

-----------------------------

(1) This amount includes the Company's contribution of $4,750 to 401(k) and $8,272 to the profit sharing plan.

(2) This amount includes the Company's contribution of $4,500 to 401(k) and $5,523 to the profit sharing plan.

(3) This amount includes the Company's contribution of $3,105 to 401(k); $4,800 to the profit sharing plan and $12,000 change in control.

(4) This amount includes the Company's contribution of $4,750 to 401(k) and $3,792 to the profit sharing plan.

(5) This amount includes the Company's contribution of $2,030 to 401(k) and $6,697 to the profit sharing plan.

(6) This amount includes the Company's contribution of $4,500 to 401(k); $5,523 to the profit sharing plan and $42,061 of reimbursement for moving expenses.

(7) This amount includes the Company's contribution of $1,018 to 401(k) and $5,116 to the profit sharing plan.

(8) This amount includes the Company's contribution of $2,892 to 401(k) and $9,383 to the profit sharing plan.

(9) This amount includes the Company's contribution of $1,350 to 401(k) and $6,665 to the profit sharing plan.

(10) This amount includes the Company's contribution of $3,750 to 401(k); $4,800 to the profit sharing plan; $42,932 of reimbursement for moving expenses and $87,500 change in control.

(11) This amount includes the Company's contribution of $5,000 to 401(k); $4,800 to the profit sharing plan and $129,063 change in control.

(12) This amount includes the Company's contribution of $4,800 to 401(k); $300,000 change in control and $128,846 in severance.

(13) This amount includes the Company's contribution of $4,800 to 401(k); $255,313 change in control; $45,600 annual bonus and $152,000 in severance.

(14)  This amount of $51,434 is reimbursement for moving expenses.

(15) 100% of other annual compensation consists of the excess of market value over the price paid by the executive for common shares purchased upon the exercise of options previously granted.

(16)  This amount includes the Company's contribution of $1,827 to 401(k)

(17) This amount includes the Company's contribution of $4,750 to 401(k) and $8,272 to profit sharing plan.

(18) This amount includes the Company's contribution of $4,500 to 401(k) and $5,523 to profit sharing plan.

The option grants in 1998 for the named executive officers are shown in the following table:

                                                                                                             Potential Realizable
                                                                                                            Value At Assumed Annual
                                                                                                                    Rates
                                                                   Number Of                                    Of Stock Price
                                                                   Securities                                    Appreciation
                                                                   Underlying    Exercise Of                    For Option Term
                                                                     Option       Base Price    Expiration    ---------------------
   Name and Principal Position                                      Granted        ($/share)       Date           5%          10%
-------------------------------------------------------------  ------------   -------------  ------------  --------------------
Edward A. Michael............................................  $     -        $      -            -        $     -    $     -
   President, Chief Executive Officer

Naresh K. Nakra..............................................     95,402           27.95      4/21/2008     1,676,939  4,249,692
  President, Chief Executive Officer

A. Drummond Crews............................................        -               -            -              -           -
  Chief Operating Officer, Empire Candle, Inc.

Christopher A. Mathews.......................................     47,701           13.98      4/21/2008       419,385  1,062,803
  Vice President Manufacturing

Thomas W. Knuesel............................................     47,701           13.98      4/21/2008       419,385   1,062,803
  Vice President of Finance and Chief Financial Officer

Richard S. Campbell..........................................     47,701           13.98      4/21/2008       419,385   1,062,803
  Vice President - Supply Chain

John F. Young................................................       -               -              -             -           -
  Vice President of Sales

John G. Beach................................................     23,850           13.98      4/21/2008       209,688     531,390
  Plant Manager - Maine Plastics Operation

The number option held and their value at year end of fiscal 1998 for the named executive officers are shown in the following table:

                                                                                                 Number of           Value of
                                                                                                 Securities          Unexercised
                                                                                                 Underlying         In-The-Money
                                                                                                 Unexercised         Options At
                                                                     Number Of                 Options At Fiscal       Fiscal
                                                                      Shares                       Year-End           Year-End
                                                                    Acquired On      Value        Exercisble/         Exercisble/
   Name and Principal Position                                       Exercise       Realized    Unexercisable       Unexercisable
---------------------------------------------------------------   ------------   -------------  -------------  -------------------

Edward A. Michael..............................................         -        $       -            -         $        -
  Chief Executive Officer and President

Naresh K. Nakra................................................         -        $       -      30,211/65,191   $         0/0
  President, Chief Executive Officer and Director

A. Drummond Crews..............................................         -                -            -                  -
  Chief Operating Officer, Empire Candle, Inc.

Christopher A. Mathews.........................................      20,000         129,533        0/47,701               0/0
  Vice President Manufacturing

Thomas W. Knuesel..............................................      20,000         129,533        0/47,701               0/0
  Vice President of Finance and Chief Financial Officer

Richard S. Campbell............................................      20,000         129,533        0/47,701              0/0
  Vice President - Supply Chain

John F. Young..................................................      20,000         129,533            -                  -
  Vice President of Sales

John G. Beach..................................................      10,000          64,767         0/23,850              0/0
  Plant Manager - Maine Plastic Operation
----------------------------------------------------------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF BENEFICIAL OWNERS OF MORE THAN 5% OF THE ISSUER'S VOTING SECURITIES

                                                                               Amount and Nature of
                                                                               Beneficial Ownership    Percent of
   Name and Address of Beneficial Owner              Title of class            (number of shares)         Class
------------------------------------------        ----------------------      ----------------------- -------------
Seaver Kent-TPG Partners, L.P.                    Holdings Common Stock             2,659,320   (1)      55.75%   (3)
3000 Sand Hill Road, Suite 230
Menlo Park, California  94025

Seaver Kent I Parallel, L.P.                      Holdings Common Stock               256,217   (2)       5.56%   (4)
3000 Sand Hill Road, Suite 230
Menlo Park, California  94025

Alexander M. Seaver                                         -                        -          (5)       -

Bradley R. Kent                                             -                        -          (6)       -

Andrew M. Hunter, III                             Holdings Common Stock               289,736            19.44%
537 Herrington Road
Wayzata, Minnesota 55391

John L. Morrison                                  Holdings Common Stock               109,350             7.34%
234 Edgewood Avenue
Wayzata, Minnesota 55391

Edward A. Michael                                 Holdings Common Stock                97,272             6.53%
4901 Golf Share Blvd. Suite #201
Naples, Florida 34103

Alan S. McDowell                                  Holdings Common Stock                87,751             5.88%
Box 25152
Jackson, Wyoming 83001

Robert J. Keith, Jr.                              Holdings Common Stock                86,206             5.78%
100 Bushaway Road
Wayzata, Minnesota 55391

------------------------------

(1) Includes 300,216 shares acquired through the exercise of Warrants, 215 shares utilized for cashless exercise, and 2,358,889 shares issuable upon exercise of Warrants.

(2) Includes 29,813 shares acquired through the exercise of Warrants, 22 shares utilized for cashless exercise, and 235,382 shares issuable upon exercise of Warrants.

(3) Includes 49.45% represented by unexercised, issuable Warrants as described in note (1) above.

(4) Includes 4.93% represented by unexercised, issuable Warrants as described in note (2) above.

(5)    Seaver Kent-TPG Partners, L.P. is an entity affiliated with Alexander
       M. Seaver. Mr. Seaver disclaims beneficial ownership of all shares owned by such entity.

(6) Seaver Kent-TPG Partners, L.P. is an entity affiliated with Bradley R. Kent. Mr. Kent disclaims beneficial ownership of all shares owned by such entity.

SECURITY OWNERSHIP OF MANAGEMENT

                                                     Amount and Nature of
                                                      Beneficial Ownership
                                                      (number of shares)                     Percent of Class
                                                -----------------------------------     -------------------------
                                                                                          Holdings      Holdings
                                                   Holdings           Holdings            Common      Preferred
Name of Beneficial Owner                        Common Stock       Preferred Stock         Stock         Stock
------------------------------------           ----------------   -----------------     ------------  ------------
Seaver Kent-TPG Partners, L.P.                  2,659,320   (1)            22,636        55.75%  (10)      48.16%

Seaver Kent I Parallel, L.P.                      265,217   (2)             2,264         5.56%  (11)       4.82%

Alexander M. Seaver                              -          (3)            -              -                   -

Bradley R. Kent                                  -          (4)            -              -                   -

Alfred Aragona                                   -                         -              -                   -

Naresh K. Nakra                                   117,344  (5)              1,000         2.46%  (12)       2.13%

Edward A. Michael                                  97,272                  -              2.04%               -

A. Drummond Crews                                -                         -              -                   -

Christopher A. Mathews                             50,721  (6)                400         1.06%  (13)       0.85%

Thomas W. Knuesel                                  11,925  (7)                100         0.25%  (14)       0.21%

Richard S. Campbell                                47,224  (8)                400         0.99%  (15)       0.85%

John F. Young                                       2,664  (9)             -              0.06%               -

All Executive Officers and Directors            3,251,687  (16)            26,800        68.42%            57.23%
   (nine persons)


(1) Includes 300,216 shares acquired through the exercise of Warrants, 215 shares utilized for cashless exercise, and 2,358,889 shares issuable upon exercise of Warrants.

(2) Includes 29,813 shares acquired through the exercise of Warrants, 22 shares utilized for cashless exercise, and 235,382 shares issuable upon exercise of Warrants.

(3) Seaver Kent-TPG Partners, L.P. and Seaver Kent I Parallel L.P. are entities affiliated with Alexander M. Seaver. Mr. Seaver disclaims beneficial ownership of all shares owned by such entities.

(4) Seaver Kent-TPG Partners, L.P. and Seaver Kent I Parallel L.P. are entities affiliated with Bradley R. Kent. Mr. Kent disclaims beneficial ownership of all shares owned by such entities.

(5) Includes 13,267 shares acquired through the exercise of Warrants, 10 shares utilized for cashless exercise, and 104,067 shares issuable upon exercise of Warrants.

(6) Includes 3,497 shares owned prior to the Recapitalization, 5,366 acquired through the exercise of Warrants, 4 shares utilized for cashless exercise, and 41,854 shares issuable upon exercise of Warrants.

(7) Includes 1,342 shares acquired through the exercise of Warrants, 1 share utilized for cashless exercise, and 10,582 shares issuable upon exercise of Warrants.

(8) Includes 5,366 shares acquired through the exercise of Warrants, 4 shares utilized for cashless exercise, and 41,854 shares issuable upon exercise of Warrants.

(9)   Includes 2,664 shares owned prior to the Recapitalization.

(10) Includes 49.45% represented by unexercised, issuable shares as described in note (1) above.

(11) Includes 4.93% represented by unexercised, issuable shares as described in note (2) above.

(12) Includes 2.18% represented by unexercised, issuable shares as described in note (5) above.

(13) Includes 0.88% represented by unexercised, issuable shares as described in note (6) above.

(14) Includes 0.22% represented by unexercised, issuable shares as described in note (7) above.

(15) Includes 0.88% represented by unexercised, issuable shares as described in note (8) above.

(16) Includes all shares currently held and exercisable by entities affiliated with a director as described in notes (1) and (2) above and all shares currently held and issuable as described in notes (5) through (9) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the Recapitalization, the Company entered into a ten-year agreement (the "Management Advisory Agreement") with Seaver Kent pursuant to which Seaver Kent will be entitled to receive from the Company (but, at its discretion, may waive) an annual fee for management advisory services equal to the greater of $200,000 and 0.05% of the budgeted consolidated net sales of the Company. In addition, the Company agreed to indemnify Seaver Kent, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by Seaver Kent thereunder. The Management Advisory Agreement makes available the resources of Seaver Kent concerning a variety of financial and operational matters. The services that will be provided by Seaver Kent cannot otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors.

         In connection with the Recapitalization, the Company also entered into an agreement (the "Transaction Advisory Agreement") with Seaver Kent pursuant to which Seaver Kent received a cash financial advisory fee of approximately $2.75 million upon the closing of the Recapitalization as compensation for its services as financial advisor for the Recapitalization. Seaver Kent also will be entitled to receive (but, at its discretion, may waive) fees of up to 1.5% of the "transaction value" for each subsequent transaction in which the Company is involved. The term "transaction value" means the total value of any subsequent transaction, including, without limitation, the aggregate amount of the funds required to complete the subsequent transaction (excluding any fees payable pursuant to the Transaction Advisory Agreement and fees, if any, paid to any other person or entity for financial advisory, investment banking, brokerage or any other similar services rendered in connection with such transaction) including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding).

         The Stockholders paid (from the proceeds of the Equity Repurchase) certain other financial advisory, legal and accounting fees and expenses incurred by the Company in connection with the Recapitalization.

         Holdings and its subsidiaries entered into a tax sharing agreement providing, among other things, that each of the subsidiaries will reimburse Holdings for its share of income taxes determined as if such subsidiary had filed its tax returns separately from Holdings.

         Immediately following the consummation of the Recapitalization, certain of the Stockholders continue to hold 22.5% of the outstanding shares of Holdings Common Stock after giving effect to the full exercise of the Warrants. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a)   Documents filed as a part of this report:
      (1)  Consolidated Financial Statements
           See Index to Consolidated Financial Statements on page ___
      (2)  Financial Statement Schedules
           See Index to Consolidated Financial Statements on page ___
      (3)  Exhibits
           See Exhibit Index on pages ____through ___.

(b)   Reports on Form 8-K
      No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1998.
(c)   Exhibits
      See Exhibit Index on pages __ through __.
(d)   Other Financial Statements
      Not applicable.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          DIAMOND BRANDS INCORPORATED (Registrant)
                          By: /s/ Thomas W. Knuesel
                              -----------------------------------------------

                          Thomas W. Knuesel Vice President of Finance and Chief Financial Officer (authorized officer, principal financial and accounting officer)

                          Date: March 31, 1999

         DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Report of Independent Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Schedule II-Valuating and Qualifying Accounts and Reserves

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Diamond Brands Operating Corp.:

We have audited the accompanying consolidated balance sheets of Diamond Brands Operating Corp. (a Delaware corporation and wholly owned subsidiary of Diamond Brand Incorporated) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Brands Operating Corp. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
  March 22, 1999

                 DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                               As of December 31

               (In Thousands, Except Share and Per Share Amounts)


                                                                               1998          1997
                                                                            ---------      --------
                                     ASSETS

CURRENT ASSETS:
   Accounts receivable, net of allowances of $2,047 and $1,495              $ 16,094       $15,226
   Inventories                                                                22,372        20,744
   Deferred income taxes                                                       2,161             -
   Prepaid expenses                                                              999           406
                                                                            --------       -------
               Total current assets                                           41,626        36,376
                                                                            --------       -------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                          558           558
   Buildings and improvements                                                  6,099         5,955
   Machinery and equipment                                                    29,295        27,664
                                                                            --------       -------
               Property, plant and equipment                                  35,952        34,177
   Less- Accumulated depreciation                                            (18,222)      (16,633)
                                                                            --------       -------
               Property, plant and equipment, net                             17,730        17,544

GOODWILL                                                                      37,771        39,454

DEFERRED FINANCING COSTS AND OTHER ASSETS                                      6,735           876
                                                                            --------       -------
               Total assets                                                 $103,862       $94,250
                                                                            --------       -------
                                                                            --------       -------
                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current maturities of long-term debt                                     $  2,750       $ 7,892
   Accounts payable                                                            9,410         4,500
   Accrued expenses                                                           11,178        10,737
                                                                            --------       -------
               Total current liabilities                                      23,338        23,129

POSTRETIREMENT BENEFIT OBLIGATIONS                                             1,559         1,586

DEFERRED INCOME TAXES                                                             20             -

LONG-TERM DEBT, net of current maturities                                    177,174        41,605
                                                                            --------       -------
               Total liabilities                                             202,091        66,320
                                                                            --------       -------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDER'S EQUITY (DEFICIT):
   Common stock, $0.01 par value, 1,000 shares authorized;
     1,000 shares issued and outstanding
                                                                                   1             -
   Division capitalization                                                         -           935
   Retained earnings (deficit)                                               (98,230)       26,995
                                                                            --------       -------
               Total stockholder's equity (deficit)                          (98,229)       27,930
                                                                            --------       -------
               Total liabilities and stockholder's equity (deficit)         $103,862       $94,250
                                                                            --------       -------
                                                                            --------       -------

                      The accompanying notes are an integral part of these
                                consolidated balance sheets.

                 DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                        For the Years Ended December 31

                                 (In Thousands)


                                                                                   1998           1997         1996
                                                                                 --------       --------      -------
NET SALES                                                                        $120,270       $118,072      $90,201

COST OF SALES                                                                      85,575         78,582       63,032
                                                                                 --------       --------      -------
          Gross profit                                                             34,695         39,490       27,169

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       13,369         11,414        9,148

GOODWILL AMORTIZATION                                                               1,681          1,521          720
                                                                                 --------       --------      -------
          Operating income                                                         19,645         26,555       17,301

INTEREST EXPENSE                                                                   15,116          4,550        3,858
                                                                                 --------       --------      -------
          Income before provision for income taxes                                  4,529         22,005       13,443

PROVISION (BENEFIT) FOR INCOME TAXES (Note 7)                                        (308)         1,376        5,807
                                                                                 --------       --------      -------
          Net income                                                             $  4,837       $ 20,629      $ 7,636
                                                                                 --------       --------      -------
                                                                                 --------       --------      -------
UNAUDITED PRO FORMA NET INCOME (Note 7):
   Income before provision for income taxes                                      $  4,529       $ 22,005      $13,443
   Pro forma income tax expense                                                     1,900          9,000        5,800
                                                                                 --------       --------      -------
          Pro forma net income                                                   $  2,629       $ 13,005      $ 7,643
                                                                                 --------       --------      -------
                                                                                 --------       --------      -------

                           The accompanying notes are an integral part of these
                                  consolidated financial statements.

                DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

           Consolidated Statements of Stockholder's Equity (Deficit)

                    (In Thousands, Except Share Information)

                                                        Common Stock
                                                  -----------------------                    Retained
                                                  Number of         Par        Division      Earnings
                                                    Shares         Value    Capitalization   (Deficit)         Total
                                                  ----------      -------   --------------   ---------       --------
BALANCE, December 31, 1995                                        $  -          $935         $  9,183       $ 10,118
   Net income                                              -         -            -             7,636          7,636
                                                  ----------      -------    ----------      ---------       --------
BALANCE, December 31, 1996                                                       935           16,819         17,754
   Distribution declared to stockholders                   -         -            -           (10,453)       (10,453)
   Net income                                              -         -            -            20,629         20,629
                                                  ----------      -------    ----------      ---------       --------
BALANCE, December 31, 1997                                           -           935           26,995         27,930
   Distribution declared to stockholders
                                                           -         -            -            (1,850)        (1,850)
   Formation of Operating Corp.
                                                       1,000         1            -                 -              1
   Merger with Diamond
      Brands Incorporated                                  -         -          (935)             935              -
   Distribution to
      Diamond Brands Incorporated
                                                           -         -            -          (129,147)      (129,147)
   Net income                                              -         -            -             4,837          4,837
                                                  ----------      -------    ----------      ---------       --------
BALANCE, December 31, 1998                             1,000      $  1         $  -          $(98,230)      $(98,229)
                                                  ----------      -------    ----------      ---------       --------
                                                  ----------      -------    ----------      ---------       --------

                           The accompanying notes are an integral part of these
                                  consolidated financial statements.

                 DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                        For the Years Ended December 31

                                 (In Thousands)

                                                                                                 1998         1997          1996
                                                                                               --------     --------      --------
OPERATING ACTIVITIES:
   Net income                                                                                  $  4,837      $20,629       $ 7,636
   Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation and amortization                                                               5,681        5,008         4,553
      Deferred income taxes                                                                      (2,141)       1,376           160
      Change in operating assets and liabilities, net of effects of acquisition:
         Accounts receivable                                                                       (868)      (2,773)          434
         Inventories                                                                             (1,628)      (1,727)         (555)
         Prepaid expenses                                                                          (593)          23           438
         Accounts payable                                                                         4,910         (594)         (402)
         Accrued expenses                                                                         4,045         (664)        1,533
         Other liabilities                                                                          (27)          35            50
                                                                                               --------     --------      --------
               Net cash provided by operating activities                                         14,216       21,313        13,847
                                                                                               --------     --------      --------
INVESTING ACTIVITIES:
   Acquisition, net of cash received                                                                  -      (24,696)            -
   Purchases of property, plant and equipment                                                    (2,748)      (4,050)       (1,979)
                                                                                               --------     --------      --------
               Net cash used for investing activities                                            (2,748)     (28,746)       (1,979)
                                                                                               --------     --------      --------
FINANCING ACTIVITIES:
   Borrowings under revolving line of credit                                                     34,900       30,300        20,300
   Repayments under revolving line of credit                                                    (39,600)     (29,100)      (25,500)
   Long-term borrowings                                                                         180,000       21,000             -
   Repayments of long-term borrowings                                                           (44,873)      (7,548)       (6,668)
   Distributions paid to stockholders                                                            (5,454)      (6,849)            -
   Incorporation of Operating Corp.                                                                   1            -             -
   Distribution to Holdings                                                                    (129,147)           -             -
   Debt issuance costs                                                                           (7,295)        (370)            -
                                                                                               --------     --------      --------
               Net cash provided by (used for) financing activities                             (11,468)       7,433       (11,868)
                                                                                               --------     --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             -            -             -

CASH AND CASH EQUIVALENTS, beginning of year                                                          -            -             -
                                                                                               --------     --------      --------
CASH AND CASH EQUIVALENTS, end of year                                                         $      -      $     -       $     -
                                                                                               --------     --------      --------
                                                                                               --------     --------      --------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for-
      Interest                                                                                 $ 11,443      $ 4,206       $ 3,882
                                                                                               --------     --------      --------
                                                                                               --------     --------      --------
      Income taxes                                                                             $     20      $   283       $ 4,504
                                                                                               --------     --------      --------
                                                                                               --------     --------      --------
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
   Distribution to stockholders declared but not yet paid                                      $      -      $ 3,604       $     -
                                                                                               --------     --------      --------
                                                                                               --------     --------      --------
   Transfer of Holdings' assets and liabilities to Operating Corp.                             $ 29,995      $     -       $     -
                                                                                               --------     --------      --------
                                                                                               --------     --------      --------

The accompanying notes are an integral part of these consolidated financial statements.

                  DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

                             December 31, 1998 and 1997


1.   BASIS OF PRESENTATION AND BUSINESS DESCRIPTION:

The accompanying consolidated financial statements prior to the Recapitalization (see Note 2) include the accounts of Diamond Brands Incorporated (Holdings) and its wholly owned subsidiaries, Foster, Inc. (Forster) and Empire Candle, Inc. (Empire), formerly Empire Manufacturing Company. In connection with the Recapitalization in April 1998, Holdings organized Diamond Brands Operating Corp. (Operating Corp.) and transferred substantially all of its assets and liabilities to Operating Corp. The accompanying consolidated financial statements for periods presented subsequent to the Recapitalization include the accounts of Operating Corp. and its wholly owned subsidiaries, Forster and Empire, after elimination of all material intercompany balances and transactions. "The Company" is defined as Holdings and its subsidiaries prior to the Recapitalization and Operating Corp. and its subsidiaries subsequent to the Recapitalization.

The Company is a leading manufacturer and marketer of a broad range of consumer products, including wooden matches and firestarters; plastic cutlery and straws; scented, citronella and holiday candles; and toothpicks, clothespins and wooden crafts. The Company's products are marketed primarily in the United States and Canada under the nationally recognized Diamond, Forster and Empire brand names. During 1998, 1997 and 1996, one customer accounted for 20%, 18% and 18% of net sales, respectively.

2.   RECAPITALIZATION:

Holdings, its existing stockholders (the Stockholders), Seaver Kent-TPG Partners, L.P., and Seaver Kent I Parallel, L.P. (collectively, the Sponsors) entered into a Recapitalization Agreement dated March 3, 1998 (the Recapitalization Agreement), which provided for the recapitalization of Holdings. Pursuant to the Recapitalization Agreement, the Sponsors and other investors purchased from Holdings, for an aggregate purchase price of $47,000,000, shares of pay-in-kind preferred stock of Holdings (Holdings Preferred Stock), together with warrants (the Warrants) to purchase shares of common stock of Holdings (Holdings Common Stock). The shares of Holdings Common Stock issuable upon the full exercise of the Warrants would represent 77.5% of the outstanding shares of Holdings Common Stock after giving effect to such issuance. In addition, Holdings purchased (the Equity Repurchase) for $211,421,000, subject to certain working capital adjustments, from the Stockholders, all outstanding shares of Holdings' capital stock other than shares (the Retained Shares) of Holdings Common Stock having an implied value (based solely on the per share price to be paid in the Equity Repurchase) of $15,000,000 (the Implied Value), which will continue to be held by certain of the Stockholders. The Retained Shares will represent 22.5% of the outstanding shares of Holdings Common Stock after giving effect to the full exercise of the Warrants. Holdings, the Sponsors and the holders of the Retained Shares also entered into a Stockholders' Agreement pursuant to which, among other things, the Sponsors have the ability to direct the voting of outstanding shares of Holdings Common Stock in proportion to their ownership of such shares as if the Warrants were exercised in full. Accordingly, the Sponsors have voting control of Holdings commencing upon the Recapitalization.

In connection with the Recapitalization, Holdings organized Operating Corp. and, immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp. Holdings' future operations are limited to owning the stock of Operating Corp. Operating Corp. repaid substantially all of the Company's funded debt obligations existing immediately before the consummation of the Recapitalization in the amount of $51,834,000 (the Debt Retirement).

Funding requirements for the Recapitalization were $296,470,000 (including the Implied Value of the Retained Shares) and were satisfied through the Retained Shares and the following: (i) the purchase by the Sponsors and other investors of Holdings Preferred Stock and the Warrants for $47,000,000 ($45,783,000 in cash and $1,217,000 in officer notes receivables); (ii) $45,105,000 of gross proceeds from the offering by Holdings of 12.875% senior discount debentures (the Debentures); (iii) $80,000,000 of borrowings under senior secured term loan facilities (the Term Loan Facilities) provided by a syndicate of lenders (collectively, the Banks); (iv) $10,582,000 of borrowings under a senior secured revolving credit facility (the Revolving Credit Facility and, together with the Term Loan Facilities, the Bank Facilities) with availability of up to $25,000,000 provided by the Banks; and (v) $100,000,000 of gross proceeds from the sale by Operating Corp. of 10.125% senior subordinated notes (the Notes).

The Equity Repurchase, the Debentures, the Debt Retirement, the issuance and sale by Holdings of Holdings Preferred Stock and the Warrants, the borrowing by Operating Corp. of funds under the Bank Facilities and the issuance and sale by Operating Corp. of the Notes are referred to herein collectively as the Recapitalization. The Recapitalization was accounted for as a recapitalization transaction for accounting purposes.

3.   ACQUISITION:

On February 28, 1997, Holdings acquired Empire (the Empire Acquisition).
Certain assets were acquired and liabilities assumed by Holdings for $26,000,000, subject to postclosing adjustments. Holdings accounted for the acquisition under the purchase method of accounting. The excess of the purchase price over the prior carrying amount of Empire's net assets as of February 28, 1997 of $14,819,000 was allocated as follows (in thousands):


       Goodwill                                             $14,436
       Property, plant and equipment                            383
                                                            -------
                                                            $14,819
                                                            -------
                                                            -------

Pro forma results of operations of the Company (unaudited) for the years ended December 31, 1997 and 1996 as though Empire had been acquired on January 1, 1996 are as follows (in thousands):


                                           1997           1996
                                         --------       --------
       Net sales                         $120,714       $113,926
       Net income                          20,521         10,050


The agreement for the Empire Acquisition provided indemnification to the Company by the former stockholders of Empire for certain representations regarding realization of asset carrying values in the ordinary course of business. The Company has asserted a claim pursuant to the agreement regarding candle inventories with a carrying value of approximately

$1.5 million as of December 31, 1998. In the opinion of management, the Company believes it will be successful in realizing this claim and collecting amounts due pursuant to the acquisition agreement.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

RECLASSIFICATIONS

Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the 1998 presentation. Such reclassifications had no effect on previously reported results of operations or stockholder's equity (deficit).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, inventory obsolescence reserves and the claim with the former stockholder of Empire described in Note 3. Ultimate results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets at December 31, 1998 and 1997 for accounts receivable and payable approximate fair value due to the immediate or short-term maturity of these financial instruments. As the interest rates on the revolving line of credit, term loan facilities and term note are reset monthly based on current market rates, the carrying value of these financial instruments approximate fair value. The fair value of senior subordinated notes as of December 31, 1998, based upon quoted market prices, was $90,000,000. The fair value of stockholder notes payable, industrial development revenue bonds and other debt as of December 31, 1997, based on current market rates, were $7,489,000.

INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and include materials, labor and overhead.

Inventories consisted of the following as of December 31 (in thousands):


                                               1998       1997
                                              -------   -------
      Raw materials                           $ 9,353   $ 8,111
      Work in process                             695       433
      Finished goods                           12,324    12,200
                                              -------   -------
               Total                          $22,372   $20,744
                                              -------   -------
                                              -------   -------



PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided on the straight-line method over estimated useful lives of 5 to 29 years for buildings and improvements and 3 to 10 years for machinery and equipment. Maintenance and repairs are charged to expense as incurred.

GOODWILL

Goodwill represents the costs of acquisitions in excess of the fair value of the net assets acquired and is amortized using the straight-line method over periods of 15 to 40 years. Accumulated amortization as of December 31, 1998 and 1997 was $4,527,000 and $2,841,000, respectively.

The Company periodically evaluates whether events and circumstances have occurred that may affect the realizable nature of goodwill and other long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, an impairment loss would be recognized. No such impairment has been recognized for the year ended
December 31, 1998.

DEFERRED FINANCING COSTS

Deferred financing costs consist of debt issuance costs and are being amortized over the lives of the underlying debt agreements.

REVENUE RECOGNITION

Revenue for products sold is recognized at the time of shipment.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," adopted in 1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. Adoption of SFAS No. 130 did not impact the Company's financial position or results of operations in 1998.

SEGMENT REPORTING

In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 10).

NEW ACCOUNTING PRONOUNCEMENTS

In May 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 is effective for fiscal years beginning after December 15, 1998. SOP 98-5 defines one-time start-up costs and requires such costs to be expensed as incurred. The Company will adopt SOP 98-5 in 1999. The effect of adoption is not expected to materially affect the Company's financial position or results of operations.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. The Company believes the adoption of SFAS No. 133 will not have a material impact on the Company's future financial position or results of operations.

5.   SIGNIFICANT RISKS AND UNCERTAINTIES:

The Company is subject to a variety of risks and uncertainties during the normal course of its business, including, but not limited to, substantial leverage, highly competitive markets for certain of the Company's products, a high degree of customer concentration, dependence on raw material availability and pricing, possible disruptions in the Company's computer or telephone systems, availability of qualified labor resources and dependence on shipping services at cost-effective levels.

As a result of the Recapitalization, the Company is highly leveraged. The Company's high degree of leverage may have important consequences for the Company, including that (i) the ability of the Company to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on terms favorable to the Company; (ii) a substantial portion of the Company's cash flow will be used to pay the Company's interest expense and, in the cases of indebtedness incurred in the future, possible principal repayments, which will reduce the funds that would otherwise be available to the Company for its operations and future business opportunities; (iii) a substantial decrease in net operating cash flows or an increase in expenses of the Company could make it difficult for the Company to meet its debt service requirements and force it to modify its operations; (iv) the Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage; and
(v) the Company's high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally. Any inability of the Company to service its indebtedness or to obtain additional financing, as needed, would have a material adverse effect on the Company's business.

The markets for certain of the Company's products are highly competitive. The Company competes, particularly with respect to its candles and cutlery products, with a number of domestic manufacturers which are larger and have significantly greater resources than the Company. In addition, the Company competes with foreign manufacturers, particularly those located in Sweden, Chile, Brazil, Japan, China and Korea, which may have lower manufacturing costs than those of the Company. The Company believes that the barriers to entry into the Company's business are relatively low, and there can be no assurance that the Company will not face greater competition from existing or additional manufacturers in the future. The Company cannot predict the pricing or promotional activities of its competitors or their effects on the Company's ability to market and sell its products. Attempts by existing or new competitors seeking to gain or retain market share by reducing prices or through other promotional activities could have a material adverse effect on the Company's business, financial condition and operating results. In addition, there can be no assurance that the Company's sales volume or market shares would not be adversely affected by consumer reaction to higher prices or that industry manufacturing capacity will not change so as to create an imbalance of supply and demand in future periods.

The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the year ended December 31, 1998, sales to the Company's top 10 customers accounted for approximately 41% of the Company's gross sales, with one customer, Wal-Mart, accounting for approximately 20% of gross sales. The loss of Wal-Mart or other significant customers or a significant reduction in their purchases from the Company could have a material adverse effect on the Company's business, financial condition and operating results.

The primary raw materials used by the Company are generally available from multiple suppliers, and the Company has not experienced any significant interruption in the availability of such materials. However, the price of polystyrene resin, the key raw material from which the Company's cutlery products are produced, can be volatile. The polystyrene resin used by the Company is produced from petrochemical intermediates which are, in turn, derived from petroleum. Polystyrene resin prices may fluctuate as a result of, among other things, worldwide changes in natural gas and crude oil prices and supply, as well as changes in supply and demand for polystyrene resin and the petrochemical intermediates from which it is produced. Among other industries, the automotive and housing industries are significant users of polystyrene resin. As a result, significant changes in worldwide capacity and demand in these other industries may cause significant fluctuations in the prices of polystyrene resin. Although the Company has generally passed these price changes to customers on a delayed basis, there can be no assurance that the Company will be able to purchase polystyrene resin at prices that can adequately passed on to customers. Although the Company in January 1997 entered into a three-year supply contract with a major supplier of polystyrene resin, under which the Company believes it receives the lowest price available to any customer purchasing similar volume and receives short-term price protection during periods of rising prices, there can be no assurance that this transaction would reduce the impact on the Company of changes in polystyrene resin prices.

Other primary raw materials required by the Company in its business include glass and metal containers, wax and fragrances to produce the Company's candle products, birch and maple wood to produce the Company's toothpick, clothespin and woodencraft products, and aspen wood and commodity chemicals to produce the Company's wooden match products. Other raw materials include paperboard and corrugated cardboard. Significant increases in the prices of such raw materials could have a material adverse effect on the Company's business, financial condition and operating results. Although the Company believes that sources of its principal raw materials will continue to be adequate to meet requirements and that alternative sources are available, there can be no assurance that severe shortages of raw materials will not occur in the future that could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's business, financial condition and operating results.

6.   LONG-TERM DEBT:

Long-term debt consisted of the following as of December 31 (in thousands):



                                                                                 1997         1998
                                                                               --------     --------
Revolving line of credit, interest at LIBOR (6.75% as of December 31,
   1998) plus 2.00%                                                            $    300     $ 5,000
Senior subordinated notes, interest at 10.125%, due 2008                        100,000           -
Term loan facility, interest at LIBOR plus 2.25%, through 2006                   49,624           -
Term loan facility, interest at LIBOR plus 2.00%, through 2005                   30,000           -
Term note, interest at LIBOR (6.125% as of December 31, 1997)
   plus 2.00%                                                                         -      37,075
Stockholder notes payable, interest at rates of 8.125% to 11.125%                     -       5,894
Industrial development revenue bonds, interest at 7.5% to 9.0%                        -         688
    Other                                                                             -         840
                                                                               --------     --------
         Total debt                                                             179,924      49,497
Less- Current maturities                                                         (2,750)     (7,892)
                                                                               --------     --------
         Total long-term debt                                                  $177,174     $ 41,605
                                                                               --------     --------
                                                                               --------     --------


In April 1998, the Company completed an offering of $100,000,000 of 10.125% senior subordinated notes. The net proceeds to the Company for the offering, after discounts, commissions and other offering costs, were $97,000,000 and were used to repay all outstanding indebtedness and to repurchase common stock of Holdings.

The Company also entered into a bank credit agreement which provides for $80,000,000 in term loan facilities and a $25,000,000 revolving credit facility through 2004, collectively referred to as the Bank Facilities. The Company's obligations under the Bank Facilities are guaranteed by Operating Corp.'s subsidiaries and are secured by liens on Operating Corp.'s and its subsidiaries' assets and capital stock.

Revolving line of credit (revolver) data is as follows for the years ended December 31 (dollars in thousands):

                                             1998       1997       1996
                                            -------    -------    -------
Revolver borrowings at year-end             $   300    $ 5,000    $ 3,800
Average daily revolver borrowings               527      7,015      6,011
Highest total revolver borrowings            12,000     10,700      9,900
Weighted average interest rates:
   Based on average daily borrowings           9.21%      8.14%      8.38%


The Company has entered into interest rate exchange agreements with financial institutions that limit its exposure to interest rate volatility by effectively converting a portion of variable rate debt to fixed rate debt.
As of December 31, 1998, the notional principal amount of these agreements totaled $55,000,000, with fixed LIBOR rates ranging from 5.93% to 5.98%. Of this amount, $15,000,000 expires in 2001 and $40,000,000 expires in 2003.
Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate difference between the fixed and variable LIBOR rates in the contracts. As of December 31, 1998, the fair value of all outstanding contracts, which represents the estimated amount that the bank would receive or pay to terminate the swap agreements at the reporting date taking into account current interest rates and the current creditworthiness of the swap counterparties, was a net payable position of $1,637,000.

The Bank Facilities contain a number of covenants that, among other things, limit additional indebtedness, liens, capital expenditures, sales of assets, prepayment on other indebtedness or amendments to certain debt instruments, dividends and acquisitions. In addition, the Bank Facilities contain financial covenants which require Operating Corp. to maintain specified financial ratios, including minimum fixed-charge coverage, leverage and interest coverage. The Notes covenants are also based upon the covenants of the Bank Facilities.

The Company obtained a waiver in February 1999 to include certain costs associated with customer allowances and certain inventory adjustments, primarily at the Empire facility, in the definition of earnings before interest, taxes, depreciation and amortization (EBITDA), to be in compliance with all covenants as of December 31, 1998. In March 1999, an amendment on financial ratio covenants for future periods was approved.

Future maturities of long-term debt were as follows as of December 31, 1998 (in thousands):



          1999                                         $  2,750
          2000                                            4,625
          2001                                            5,000
          2002                                            6,125
          2003                                            6,500
          Thereafter                                    154,924
                                                       --------
                                                       $179,924
                                                       --------
                                                       --------


7.   Income Taxes:

Effective January 1, 1997, the Company converted from a C corporation to an S corporation due to a change in tax laws allowing entities with subsidiaries to elect this status. Deferred tax assets and liabilities as of December 31, 1996 are reflected as a charge in the 1997 consolidated statement of operations.

Effective with the recapitalization (see Note 2) in April 1998, the Company elected C corporation status and began accounting for income taxes using the liability method. Under this method, deferred income taxes were recognized for temporary differences between the tax and financial reporting bases of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the election, the Company reinstated net deferred tax assets and liabilities of $1,421,000 in April 1998, which increased the tax benefit for the year ended December 31, 1998.

The taxable income or loss of the Company for the years ending after December 31, 1996 and prior to the Recapitalization is included in the individual returns of stockholders for federal tax purposes and, to the extent allowed and elected, for state tax purposes. Accordingly, there is no provision for current income taxes in 1997 and through April 20, 1998.

The Company's income tax provision (benefit) for the years ended December 31 consisted of the following (in thousands):


                                        1998      1997       1996
                                      -------    ------     ------
     Current:
       Federal                        $ 1,603    $    -     $4,703
       State                              230         -        944
     Deferred                          (2,141)    1,376        160
                                      -------    ------     ------
                                      $  (308)   $1,376     $5,807
                                      -------    ------     ------
                                      -------    ------     ------


A reconciliation from the federal statutory tax rate to the effective tax rate for the periods in which the Company was a C corporation for income tax was as follows:

                                                             1998      1996
                                                             ----      ----
     Federal statutory tax rate                              35.0%     35.0%
     S corporation earnings                                 (22.8)     -
     Restoration of net deferred tax asset upon conversion  (31.4)     -
     State income taxes, net of federal benefit               6.0      4.7
     Goodwill amortization                                    4.0      2.0
     Other items, net*                                        2.4      1.5
                                                             ----      ----
            Effective income tax rate                        (6.8)%   43.2%
                                                             ----      ----
                                                             ----      ----


*None of these items individually exceeds 5% of federal tax at the statutory rate on earnings before income taxes.

Components of deferred income taxes are as follows as of December 31, 1998 (in thousands):

      Net current deferred income tax asset:
          Workers' compensation                                  $  404
          Inventory reserves                                        432
          Postretirement benefits                                   648
          Allowances for doubtful accounts                          514
          Other                                                     163
                                                                 ------
                   Net current deferred income tax asset         $2,161
                                                                 ------
                                                                 ------

     Net noncurrent deferred income tax liability:
          Depreciation                                           $   20
                                                                 ------
                                                                 ------


The unaudited pro forma income tax expense is presented assuming the Company had been a C corporation since January 1, 1996, using an effective income tax rate of 42%, 41% and 43% for the years ended December 31, 1998, 1997 and 1996, respectively.

                                         -10-
8.   EMPLOYEE BENEFITS:

PENSION AND POSTRETIREMENT BENEFITS

The Company has a defined benefit pension plan to cover certain hourly employees, which was suspended as of October 1, 1994. Participants will continue to vest in nonvested benefits existing at October 1, 1994. The Company will continue to pay accrued benefits and has no intention to terminate the plan. In addition, the Company provides certain postretirement health and life insurance benefits for all Operating Corp. bargaining unit employees who retire with ten or more years of service. The Company also provides certain postretirement life insurance benefits to eligible Forster employees who retire and have attained age 55 with 20 or more years of service.

In December 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," an amendment of SFAS Nos. 87, 88 and 106 which requires revised disclosures about pension and other postretirement benefit plans.

The change in projected benefit obligation and plan assets consisted of the following for the years ended December 31 (in thousands):


                                                                 Pension        Postretirement
                                                                 Benefits           Benefits
                                                              ---------------   ---------------
                                                               1998     1997     1998     1997
                                                              ------   ------   ------   ------
Change in benefit obligation:
  Projected benefit obligation, beginning of the year         $5,454   $5,093   $1,586   $1,551
  Service cost                                                     -        -       39       34
  Interest cost                                                  386      371      110       96
  Actuarial (gain) loss                                          (22)     267     (103)     (29)
  Benefits paid                                                 (338)    (277)     (73)     (66)
                                                              ------   ------   ------   ------
            Projected benefit obligation, end of the year     $5,480   $5,454   $1,559   $1,586
                                                              ------   ------   ------   ------
                                                              ------   ------   ------   ------

Change in plan assets:
  Fair value of plan assets, beginning of year                $6,111   $5,324   $    -   $    -
  Actual return on plan assets                                   240    1,064        -        -
  Employer contributions                                          22        -       73       66
  Benefits paid                                                 (338)    (277)     (73)     (66)
                                                              ------   ------   ------   ------
           Fair value of plan assets, end of year             $6,035   $6,111   $    -   $    -
                                                              ------   ------   ------   ------
                                                              ------   ------   ------   ------


The funded status of the Company's plans were as follows as of December 31 (in thousands):


                                                         Pension           Postretirement
                                                         Benefits             Benefits
                                                     ----------------   --------------------
                                                     1998        1997    1998         1997
                                                     ----        ----   -------      -------
Funded status                                        $555        $657   $(1,559)     $(1,586)
Unrecognized actuarial (gain) loss                   (362)       (555)        -            -
Unrecognized prior service cost                        53          58         -            -
                                                     ----        ----   -------      -------
           Prepaid (accrued) benefit cost            $246        $160   $(1,559)     $(1,586)
                                                     ----        ----   -------      -------
                                                     ----        ----   -------      -------




The following weighted average assumptions were used to account for the plans for the years ended December 31:


                                          Pension Benefits                 Postretirement Benefits
                                       --------------------------        ----------------------------
                                         1998             1997             1998                1997
                                       --------        ----------        --------            --------
Discount rate                          6.5%-7.3%       6.50%-7.45%       7.0%-7.5%           7.0%-7.5%
Expected return on plan assets         7.0%-7.3%       6.44%-7.30%          N/A                 N/A
Rate of compensation increase             N/A              N/A           4.0%-4.5%           4.0%-4.5%




The components of net benefit (income) expense are as follows for the years ended December 31 (in thousands):


                                                        Pension                         Postretirement
                                                        Benefits                            Benefits
                                              ----------------------------       ----------------------------
                                              1998        1997        1996       1998         1997       1996
                                              ----        ----        ----       ----         ----       ----
Service cost                                  $  -        $  -        $  -       $ 39         $ 34       $38
Interest cost                                  386         371         374        110           96        96
Expected return on plan assets                (442)       (385)       (367)         -            -         -
Amortization of prior service cost              26          26          26          -            -         -
Recognized actuarial (gain) loss               (33)        (14)         14        (23)         (19)      (93)
                                              ----        ----        ----       ----         ----       ----
        Net benefit (income) expense          $(63)       $ (2)       $ 47       $126         $111       $41
                                              ----        ----        ----       ----         ----       ----
                                              ----        ----        ----       ----         ----       ----



The Company also has a defined contribution retirement plan for certain union employees. The Company makes contributions to the plan based on hours worked. Total expense related to the defined plans was $248,000 in 1998, $267,000 in 1997 and $240,000 in 1996.

401(k) SAVINGS AND PROFIT-SHARING PLANS

The Company has two 401(k) savings and profit-sharing plans (the Plans) for certain nonunion employees. The Plans are qualified defined contribution plans in accordance with Section 401(k) of the Internal Revenue Code. The Company's policy is to match 50% of employee contributions up to a maximum of 3% of compensation. Additionally, the Company makes discretionary profit-sharing contributions that are determined by the board of directors. Total expense related to the Plans was $602,000 in 1998, $736,000 in 1997 and $725,000 in
1996.

                                         -12-
STOCK OPTIONS

During 1997 and 1998, the Company adopted stock option plans that authorized the grant of stock options to key executives. Options granted during 1997 were exercised as a result of the Recapitalization. Options generally expire ten years from the date of grant or at an earlier date as determined by the board of directors. In the event of a change of control, the options become 100% exercisable. Options granted during 1998 generally become exercisable as follows: 25% of the shares subject to the option on the first anniversary from date of grant and 1/36 of the shares at the end of each month thereafter. Stock option activity was as follows for the years ended December 31, 1998 and 1997:


                                                                                 Weighted
                                                                                 Average
                                                                                 Exercise
                                                Shares      Exercise Price        Price
                                               -------      --------------       --------
Outstanding, January 1, 1997                         -        $ -                  $    -
    Granted                                     90,000          7.50                 7.50
    Exercised                                        -          -                       -
                                               -------      --------------       --------
Outstanding, December 31, 1997                  90,000          7.50                 7.50
    Granted                                    429,306         13.98-27.95          17.08
    Exercised                                  (90,000)         7.50                 7.50
    Forfeited                                  (59,626)        13.98                13.98
                                               -------      --------------       --------
Outstanding, December 31, 1998                 369,680        $13.98-$27.95        $17.08
                                               -------      --------------       --------
                                               -------      --------------       --------



Of the outstanding options at December 31, 1998, options covering 98,781 shares are currently exercisable with a weighted average exercise price of $18.25 per share.

The weighted average fair value of options granted was $7.10 during 1998 and $1.23 during 1997.

The Company follows Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in connection with stock option grants pursuant to the stock option plans. Had compensation cost been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income
(loss) would have been as follows for the years ended December 31, 1998 and 1997 (in thousands):

                                         1998      1997
                                        ------    -------
     Net income:
       As reported                      $4,837    $20,629
       Pro forma                         4,136     20,592


In determining compensation cost pursuant to SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.64% to 5.68% in 1998 and 6.13% in 1997.

9.   COMMITMENTS AND CONTINGENCIES:

LITIGATION

The Company is subject to asserted and unasserted claims encountered in the normal course of business. In the opinion of management and its legal counsel, disposition of these matters will not have a material effect on the Company's financial condition or results of operations.

OPERATING LEASES

The Company leases office space and equipment with various expiration dates through 2002. Total rent expense was $903,454 in 1998, $664,000 in 1997 and $340,000 in 1996. Future minimum payments for all operating leases with initial or remaining terms of one year or more subsequent to December 31, 1998 are as follows (in thousands):


          1999                               $1,088
          2000                                  856
          2001                                  593
          2002                                  486
          2003                                  341


10.  SEGMENT REPORTING:


In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: consumer products and candles. The consumer product segment consists of plastic cutlery and straws, matches, toothpicks, clothespins, wooden crafts and various woodenware items sold primarily to grocery, mass and drug store channels. The candle segment consists primarily of poured scented, air freshener, and citronella candles sold through club, mass and grocery channels.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates each segment's performance based on EBITDA.

The Company's reportable segments are managed separately as each unit requires different production processes and marketing strategies.

Financial data for the business segments are as follows (in thousands):


                                               1998                          1997(1)                          1996
                                  -----------------------------   -----------------------------   ----------------------------
                                  Consumer                        Consumer                        Consumer
                                  Products   Candles     Total    Products   Candles     Total    Products   Candles    Total
                                  --------   -------   --------   --------   -------   --------   --------   -------   -------
Net sales                         $ 98,377   $21,893   $120,270   $ 94,070   $24,002   $118,072   $90,201       $ -    $90,201
Gross profit                        34,540       155     34,695     33,250     6,240     39,490    27,169         -     27,169
Depreciation and amortization        2,898     1,345      4,243      3,714       954      4,668     4,204         -      4,204
Operating income (loss)             23,026    (3,381)    19,645     23,254     3,301     26,555    17,301         -     17,301
Interest expense                    10,898     4,218     15,116      3,067     1,483      4,550     3,858         -      3,858
Income tax provision (benefit)       4,175    (4,483)      (308)     1,376         -      1,376     5,807         -      5,807
Net income (loss)                    7,953    (3,116)     4,837     18,811     1,818     20,629     7,636         -      7,636
EBITDA                              25,924    (2,036)    23,888     26,968     4,255     31,223    21,505         -     21,505
Current assets                      25,001    16,625     41,626     22,443    13,933     36,376    23,836         -     23,836
Total assets                        71,334    32,528    103,862     63,431    30,819     94,250    66,503         -     66,503
Capital expenditures                 2,131       617      2,748      2,305     1,745      4,050     1,979         -      1,979



(1)Represents activity from March through December for candles.
 .

11.  QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                                           Net
                                                            Gross         Income
                                             Net Sales      Profit        (Loss)
                                             ---------      -------      --------
  1998:
    First quarter                            $  26,486      $ 8,209      $ 5,183
    Second quarter                              32,072        9,001         (715)
    Third quarter                               30,675        9,651          808
    Fourth quarter                              31,037        7,834         (439)
                                             ---------      -------      --------
            Total                            $ 120,270      $34,695      $ 4,837
                                             ---------      -------      --------
                                             ---------      -------      --------

  1997:
  First quarter                              $  22,561      $ 6,885      $ 1,951
    Second quarter                              32,114       10,160        5,544
    Third quarter                               31,490       10,740        6,149
    Fourth quarter                              31,907       11,705        6,985
                                             ---------      -------      --------
            Total                            $ 118,072      $39,490      $20,629
                                             ---------      -------      --------
                                             ---------      -------      --------



12.   SUBSIDIARY GUARANTORS SUMMARY FINANCIAL INFORMATION:

The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by all of Operating Corp.'s direct and indirect subsidiaries (the Subsidiary Guarantors). The Subsidiary Guarantors are Forster and Empire. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. In lieu of the separate guarantor financial statements, summarized combined financial information of Operating Corp. and the Subsidiary Guarantors are presented below (in thousands):


                                             Operating    Subsidiary                    Consolidated
                                               Corp.      Guarantors   Eliminations         Total
                                             ---------    ----------   ------------     ------------
      AS OF DECEMBER 31, 1998

Balance sheet data:
   Current assets                             $ 21,994     $19,632       $      -        $ 41,626
   Noncurrent assets                           106,800      24,999        (69,563)         62,236
   Current liabilities                          49,222       7,805        (33,689)         23,338
   Noncurrent liabilities                      177,801         952              -         178,753
   Stockholder's equity (deficit)              (98,229)     35,874        (35,874)        (98,229)

      AS OF DECEMBER 31, 1997

Balance sheet data:
   Current assets                               13,673      23,003              -         36,676
   Noncurrent assets                            97,929      25,423        (65,478)        57,874
   Current liabilities                          42,148       6,624        (25,343)        23,429
   Noncurrent liabilities                       41,524       1,667              -         43,191
   Stockholder's equity (deficit)               27,930      40,135        (40,135)        27,930



                                             Operating    Subsidiary                    Consolidated
                                               Corp.      Guarantors   Eliminations         Total
                                             ---------    ----------   ------------     ------------


   YEAR ENDED DECEMBER 31, 1998

Statement of operations data:
   Net sales                                  $ 38,048      $82,222      $     -           $120,270
   Gross profit                                  9,669       25,026            -             34,695
   Operating income                              4,719       14,926            -             19,645
   Equity in earnings of subsidiaries            4,900            -       (4,900)                 -
   Net income                                    4,837        4,900       (4,900)             4,837

   YEAR ENDED DECEMBER 31, 1997

Statement of operations data:
   Net sales                                    26,193       91,879            -            118,072
   Gross profit                                  7,268       32,222            -             39,490
   Operating income                              4,196       22,359            -             26,555
   Equity in earnings of subsidiaries                -            -            -                  -
   Net income                                   20,629       17,641      (17,641)            20,629

   YEAR ENDED DECEMBER 31, 1996

Statement of operations data:
   Net sales                                    36,118       54,083            -             90,201
   Gross profit                                  9,783       17,386            -             27,169
   Operating income                              5,400       11,901            -             17,301
   Equity in earnings of subsidiaries            5,446            -       (5,446)                 -
   Net income                                    2,190        5,446            -              7,636


                 DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

           Schedule II--Valuation and Qualifying Accounts and Reserves

              For the Years Ended December 31, 1998, 1997 and 1996

                                (In Thousands)

                                                          Charges
                                          Balance at      to Cost        Charged to                      Balance
                                           Beginning        and           to Other                       at End
                                            of Year       Expenses       Accounts (1)   Deductions(2)    of Year
                                          ----------      --------       ------------   -------------    --------
Year ended December 31, 1998:
      Accounts receivable--current           $1,495        $2,807           $   -          $(2,255)       $2,047
Year ended December 31, 1997:
      Accounts receivable--current              639         1,058             225             (427)        1,495
Year ended December 31, 1996:
      Accounts receivable--current              606           116               -              (83)          639



(1) Incurred in conjunction with acquisition of Empire.
(2) Includes uncollected receivables written off, net of recoveries.