Form 10-Q
period 1999-06-30
DIAMOND BRANDS OPERATING CORP
filed 1999-08-11
CIK 1064048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 9, 1999, 100% of the common stock of the Registrant was owned by Diamond Brands Incorporated.There is no established public trading market for such stock.

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


PART II -      OTHER INFORMATION

        Signature

                         DIAMOND BRANDS OPERATING CORP.
                     Consolidated Balance Sheets (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)


                                                                     June 30,     December 31,
                                                                       1999           1998
                                                                   ------------   ------------
                                ASSETS
CURRENT ASSETS:
    Accounts receivable, net of allowances of $2,154 and $2,047     $  18,709      $  16,094
    Inventories                                                        22,872         22,372
    Deferred income taxes                                               1,532          2,161
    Prepaid expenses                                                    1,358            999
                                                                    ---------      ---------
        Total current assets                                           44,471         41,626

PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $19,535 and $18,222                    18,633         17,730

GOODWILL                                                               36,931         37,771

DEFERRED FINANCING COSTS                                                6,518          6,735
                                                                    ---------      ---------
                                                                    $ 106,553      $ 103,862
                                                                    ---------      ---------
                                                                    ---------      ---------
                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current maturities of long-tem debt                             $   3,875      $   2,750
    Accounts payable                                                    6,081          9,410
    Accrued expenses                                                   11,214         11,178
                                                                    ---------      ---------
        Total current liabilities                                      21,170         23,338

POSTRETIREMENT BENEFIT OBLIGATIONS                                      1,559          1,559

DEFERRED INCOME TAXES                                                      20             20

LONG-TERM DEBT, net of current maturities                             181,450        177,174
                                                                    ---------      ---------
        Total liabilities                                             204,199        202,091
                                                                    ---------      ---------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIT:
    Common stock, $.01 par value; 1,000 shares authorized;
        1,000 shares issued and outstanding                                 1              1
    Accumulated deficit                                               (97,647)       (98,230)
                                                                    ---------      ---------
        Total stockholders' deficit                                   (97,646)       (98,229)
                                                                    ---------      ---------
                                                                    $ 106,553      $ 103,862
                                                                    ---------      ---------
                                                                    ---------      ---------


        The accompanying notes are an integral part of these consolidated balance sheets.

                         DIAMOND BRANDS OPERATING CORP.
                Consolidated Statements of Operations (Unaudited)
                                 (In Thousands)


                                                                             Three Months Ended           Six Months Ended
                                                                                   June 30,                   June 30,
                                                                            -------------------------------------------------
                                                                              1999          1998          1999         1998
                                                                            ---------     ---------     ---------    --------
NET SALES                                                                   $ 33,289      $ 32,072      $ 59,672     $ 58,558

COST OF SALES                                                                 22,989        23,071        41,210       41,348
                                                                            --------      --------      --------     --------
        Gross profit                                                          10,300         9,001        18,462       17,210

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   3,785         3,560         7,265        6,540

GOODWILL AMORTIZATION                                                            420           421           840          841
                                                                            --------      --------      --------     --------
        Operating income                                                       6,095         5,020        10,357        9,829

INTEREST EXPENSE                                                               4,799         5,108         9,146        6,155
                                                                            --------      --------      --------     --------
        Income (loss) before provision (benefit) for income taxes              1,296           (88)        1,211        3,674

PROVISION (BENEFIT) FOR INCOME TAXES (Note 4)                                    591          (794)          628         (794)
                                                                            --------      --------      --------     --------
        Net income                                                          $    705      $    706      $    583     $  4,468
                                                                            --------      --------      --------     --------
                                                                            --------      --------      --------     --------
PRO FORMA NET INCOME (LOSS) (Note 4):

    Income (loss) before provision for income taxes                         $  1,296      $    (88)     $  1,211     $  3,674

    Pro forma income tax expense                                                 591             -           628        1,500
                                                                            --------      --------      --------     --------
    Pro forma net income (loss)                                             $    705      $    (88)     $    583     $  2,174
                                                                            --------      --------      --------     --------
                                                                            --------      --------      --------     --------


        The accompanying notes are an integral part of these consolidated financial statements.

                         DIAMOND BRANDS OPERATING CORP.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                                         Six Months Ended
                                                                              June 30,
                                                                     --------------------------
                                                                        1999           1998
                                                                     ----------     -----------
OPERATING ACTIVITIES:
    Net income                                                       $     583      $   4,468
    Adjustments to reconcile net income to net cash provided by
        (used for) operating activities-
        Depreciation and amortization                                    2,621          3,092
        Deferred income taxes                                              629         (2,010)
        Change in operating assets and liabilities-
            Accounts receivable                                         (2,615)        (2,299)
            Inventories                                                   (500)          (603)
            Prepaid expenses                                              (359)        (1,551)
            Accounts payable                                            (3,329)           661
            Accrued expenses                                                36          2,931
                                                                     ---------      ---------
            Net cash provided by (used for) operating activities        (2,934)         4,689
                                                                     ---------      ---------
INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                          (2,216)        (1,273)
                                                                     ---------      ---------
FINANCING ACTIVITIES:
    Borrowings under bank revolving line of credit                       9,400         23,700
    Repayments of bank revolving line of credit                         (3,000)       (22,450)
    Borrowings on long-term debt                                             -        180,000
    Repayments of long-term debt                                        (1,000)       (44,872)
    Distributions to stockholders                                            -         (5,454)
    Incorporation of Operating Corp.                                         -              1
    Distributions to Holdings                                                -       (127,060)
    Debt issuance costs                                                   (250)        (7,281)
                                                                     ---------      ---------
            Net cash provided by (used for) financing activities         5,150         (3,416)
                                                                     ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    -              -

CASH AND CASH EQUIVALENTS, beginning of period                               -              -
                                                                     ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                             $       -      $       -
                                                                     ---------      ---------
                                                                     ---------      ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for-
        Interest                                                     $   9,130      $   4,676
                                                                     ---------      ---------
                                                                     ---------      ---------
        Income taxes                                                 $       7      $      32
                                                                     ---------      ---------
                                                                     ---------      ---------


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

3.  LONG TERM DEBT
    In April 1998, the Company completed an offering of $100.0 million of 10 1/8% senior subordinated notes due 2008. The net proceeds to the Company for the offering, after discounts, commissions and other offering costs were $95.4 million and were used to repay existing indebtedness and purchase common stock of the Company. The senior subordinated notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by all of Operating Corp.'s direct and indirect subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are Forster, Inc. and Empire Candle, Inc. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. In lieu of the separate guarantor financial statements, summarized consolidating financial information of Holdings/Operating Corp. and the Subsidiary Guarantors is presented below (in thousands):


                                                AS OF JUNE 30, 1999

                                     Operating       Guarantor                       Consolidated
                                        Corp.       Subsidiaries      Eliminations       Total
                                     ------------------------------------------------------------
Balance sheet data:
Current assets                       $  25,034        $  19,437             $ -        $  44,471
Non current assets                     106,386           25,661         (69,965)          62,082
Current liabilities                     46,989            4,817         (30,636)          21,170
Noncurrent liabilities                 182,077              952               -          183,029
Stockholders' equity (deficit)         (97,646)          39,329         (39,329)         (97,646)


                                          SIX MONTHS ENDED JUNE 30, 1999
Statement of operations data:
Net sales                            $  17,094        $  42,578              $-        $  59,672
Gross profit                             5,435           13,027               -           18,462
Operating income                         2,995            7,362               -           10,357
Equity in earnings (loss) of
  subsidiaries                             402                -            (402)               -
Net income (loss)                          583              402            (402)             583


                                               AS OF DECEMBER 31, 1998
Balance sheet data:
Current assets                       $  21,994        $  19,632             $ -        $  41,626
Noncurrent assets                      106,800           24,999         (69,563)          62,236
Current liabilities                     49,222            7,805         (33,689)          23,338
Noncurrent liabilities                 177,801              952               -          178,753
Stockholders' equity
  (deficit)                            (98,229)          35,874         (35,874)         (98,229)


                                          SIX MONTHS ENDED JUNE 30, 1998
Statement of operations data:
Net sales                            $  16,583        $  41,975             $ -        $  58,558
Gross profit                             4,146           13,064               -           17,210
Operating income                         1,934            7,895               -            9,829
Equity in earnings of
  Subsidiaries                           4,236                -          (4,236)               -
Net income                               4,468            4,236          (4,236)           4,468


    The Company also entered into a bank credit agreement which provides for $80.0 million in term facilities due in installments through March 2006 and a $25.0 million revolving credit facility.

    The senior credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of June 30, 1999.

4.  INCOME TAXES
    Effective with the Recapitalization (see Note 2) in April 1998, the Company converted from an S Corporation to a C Corporation and began accounting for income taxes using the liability method.

    The taxable income or loss of the Company for the period ended April 20, 1998, is included in the individual returns of the stockholders for federal tax purposes and, to the extent allowed and elected, for state tax purposes. Accordingly, there is no provision for current income taxes for that period.

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

    Financial results of the Company's operating segments for the six months ended June 30, 1999 and 1998 are summarized below (dollars in millions):


                                          1999                             1998
                          ---------------------------------   --------------------------------
                           Consumer                            Consumer
                           Products   Candles      Total       Products    Candles     Total
                          ----------  -------     -------     ---------   --------    --------
Net sales                 $  51.9     $  7.8      $  59.7     $  48.9     $  9.6      $  58.5
Gross profit (loss)          19.5       (1.0)        18.5        16.4         .8         17.2
Operating income (loss)      12.7       (2.3)     $  10.4        10.8       (1.0)         9.8


                         DIAMOND BRANDS OPERATING CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION

The Company focuses manufacturing and marketing under two business units: (i) consumer products, consisting primarily of plastic cutlery/straws, wooden matches, toothpicks, clothespins and wooden crafts ("Consumer Products"); and
(ii) poured scented, air freshener and citronella candles ("Candles"). The Company's products are marketed primarily under the nationally recognized Diamond, Forster and Empire brand names, which have been in existence since 1881, 1887 and 1950, respectively.

The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the six months ended June 30, 1999, sales to the Company's top 10 customers accounted for approximately 42% of the Company's gross sales, with one customer accounting for approximately 18% of the Company's gross sales. The following table sets forth, for the period indicated, certain historical statements of operations data, as well as the Company's EBITDA and EBITDA margin for Consumer Products, Candles, and the total for the Company.

                        THREE MONTHS ENDED JUNE 30, 1999
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1998


                                                1999                                    1998
                                  -----------------------------------    -----------------------------------
                                                            (dollars in millions)
                                  Consumer                               Consumer
                                  Products     Candles        Total      Products      Candles        Total
                                  --------     -------        -----      --------      -------        ------
Net Sales                          $29.6        $ 3.7         $33.3        $27.8        $ 4.3         $32.1
Cost of Sales                       18.4          4.6          23.0         18.3          4.8          23.1
                                   -----        -----         -----        -----        -----         -----
  Gross Profit (Loss)               11.2          (.9)         10.3          9.5          (.5)          9.0
Gross Margin %                      37.8%       (24.3%)        30.9%        34.2%       (11.6%)        28.0%
Selling, General
  and Administration Expense         3.4           .4           3.8          2.9           .7           3.6
Goodwill Amortization                 .2           .2            .4           .2           .2            .4
                                   -----        -----         -----        -----        -----         -----
Operating Income (Loss) (1)        $ 7.6        ($1.5)        $ 6.1        $ 6.4        ($1.4)        $ 5.0
EBITDA (2)                           8.3        ($1.1)        $ 7.2        $ 7.1        ($1.0)        $ 6.1
                                   -----        -----         -----        -----        -----         -----
                                   -----        -----         -----        -----        -----         -----
EBITDA Margin (3)                   28.0%       (29.7%)        21.6%        25.6%       (23.6%)        19.0%


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

CONSUMER PRODUCTS
Net sales for the Consumer Products segment were $29.6 million for the three months ended June 30, 1999, a 6.5% increase over net sales of $27.8 million for the three months ended June 30, 1998. The increase was led by a strong sales performance in plastic cutlery/straws and wooden matches. Cutlery/straws net sales were $13.7 million, up 17.1% over the comparable three months of 1998, while wooden matches net sales totaled $4.8 million, 14.0% ahead of the comparable period.

Gross profit was $11.2 million or 37.8% of net sales for the three months ended June 30, 1999, compared to $9.5 million or 34.2% for the comparable period in 1998. This increase was achieved through (i) the increased sales volume of cutlery/straws and wooden matches; (ii) operating efficiencies at the related plants; and (iii) favorable product sales mix.

Selling, general and administrative expenses were $3.4 million for the three months ended June 30, 1999, compared to $2.9 million for the comparable period in 1998. The increased spending was due to year 2000 remediation, marketing spending on consumer awareness, and infrastructure improvements.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $8.3 million or 28.0% of net sales for the three months ended June 30, 1999, compared to EBITDA of $7.1 million or 25.6% for the same period in 1998.

CANDLES
Net sales for the Candle segment were $3.7 million for the three months ended June 30, 1999, a 14.0% decrease over net sales of $4.3 million for the three months ended June 30, 1998. This decrease was caused by soft sales of scented candles and a realization decline for citronella products due to competitive pricing pressure (citronella realization dropped 9.3%).

Gross profit (loss) was ($0.9) million or (24.3%) for the three months ended June 30, 1999, compared to ($0.5) million or (11.6%) for the comparable period in 1998. This decline was caused primarily by the drop in citronella candle realization ($0.2 million) and sales shortfall on higher margin scented candles ($0.2 million).

Selling, general and administrative expenses were $0.4 million versus $0.7 million for the three months ended June 30, 1998.

Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) was ($1.1 million) or (29.7%) of net sales, compared to $(1.0) million or (23.3%) in 1998.

INTEREST EXPENSE
Interest expense for three months ended June 30, 1999 was $4.8 million compared to $5.1 million for the comparable period in 1998. Interest expense decreased $0.3 million as the one-time expensing of bridge commitment fees ($1.0 million) related to the recapitalization in April 1998, and the write off of deferred finance cost ($0.7 million) related to pre-recapitalization debt in 1998, was offset somewhat by higher average debt load for the three month period ended June 30, 1999.

                         SIX MONTHS ENDED JUNE 30, 1999
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 1998


                                                 1999                                  1998
                                 ------------------------------------    ----------------------------------
                                                            (dollars in millions)
                                 Consumer                                 Consumer
                                 Products      Candles        Total       Products     Candles       Total
                                 ---------     -------        -----       --------     -------       -----
Net Sales                          $51.9        $ 7.8         $59.7        $48.9        $ 9.6        $58.5
Cost of Sales                       32.4          8.8          41.2         32.5          8.8         41.3
                                   -----        -----         -----        -----        -----        -----
  Gross Profit (Loss)               19.5         (1.0)         18.5         16.4           .8         17.2
Gross Margin %                      37.6%       (12.8%)        31.0%        33.5%         8.3%        29.4%
Selling, General
  and Administration Expense         6.4           .9           7.3          5.2          1.4          6.6
Goodwill Amortization                 .4           .4            .8           .4           .4           .8
                                   -----        -----         -----        -----        -----        -----
Operating Income (Loss) (1)        $12.7        ($2.3)        $10.4        $10.8        ($1.0)       $ 9.8
EBITDA (2)                         $14.2        ($1.7)        $12.5        $12.2        ($ .2)       $12.0
                                   -----        -----         -----        -----        -----        -----
                                   -----        -----         -----        -----        -----        -----
EBITDA Margin (3)                   27.4%       (21.8%)        20.9%        24.9%        (2.1%)       20.5%


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

CONSUMER PRODUCTS
Net sales for the Consumer Products segment were $51.9 million for the six months ended June 30, 1999, a 6.1% increase over net sales of $48.9 million for the six months ended June 30, 1998. The increase resulted from a strong sales performance in plastic cutlery/straws and wooden matches. Cutlery/straws net sales were $20.4 million, up 16.6% over the comparable six months of 1998, while wooden matches net sales totaled $10.1 million, 12.8% ahead of the comparable period.

Gross profit was $19.5 million or 37.6% of net sales for the six months ended June 30, 1999, compared to $16.4 million or 33.5% for the comparable period in 1998. This increase was achieved through (i) the increased sales volume of cutlery/straws and wooden matches; (ii) operating efficiencies at the related plants; and (iii) favorable product sales mix.

Selling, general and administrative expenses were $6.4 million for the six months ended June 30, 1999, compared to $5.2 million for the comparable period in 1998. The increased spending was due to year 2000 remediation, marketing spending on consumer awareness, and infrastructure improvements.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $14.2 million or 27.4% of net sales for the six months ended June 30, 1999, compared to EBITDA of $12.2 million or 24.9% for the same period in 1998.

CANDLES
Net sales for the Candle segment were $7.8 million for the six months ended June 30, 1999, a 18.8% decrease over net sales of $9.6 million for the six months ended June 30, 1998. This decrease was caused by soft sales of scented candles and a realization decline for citronella products due to competitive pricing pressure.

Gross profit (loss) was ($1.0) million or (12.8%) for the six months ended June 30, 1999, compared to $0.8 million or 8.3% for the comparable period in 1998. This decrease was primarily the result of (i) sales volume decline ($0.6 million); (ii) drop in citronella candle realization due to competitive pricing pressures ($0.7 million); (iii) high freight and distribution costs ($0.2 million); (iv) and increase in promotion and allowance spending ($0.2 million).

Selling, general and administrative expenses were $0.9 million versus $1.4 million for the six months ended June 30, 1998.

Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) was $(1.7 million) or (21.8%) of net sales compared to EBITDA of ($0.2 million) or (2.1%) for the comparable six months in 1998.

INTEREST EXPENSE
Interest expense for six months ended June 30, 1999 was $9.1 million compared to $6.2 million for the comparable period in 1998. This increase was due to the increase in debt as the result of the April 21, 1998 Recapitalization of the Company.

LIQUIDITY AND CAPITAL RESOURCES
The senior credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of June 30, 1999.

CASH FLOW - OPERATING ACTIVITIES. Cash provided by (used for) operating activities was ($2.9) million for the six months ended June 30, 1999. Principle uses of cash during this period were for seasonal accounts receivable increase as the result of warm weather product sales for cutlery, clothespins, and citronella candles, and the timing of accounts payable payments. For the comparable period in 1998, cash provided was $4.7 million.

CASH FLOW - INVESTMENT ACTIVITIES. Capital expenditures for the six months ended June 30, 1999, were $2.2 million, primarily used to expand capacity at the cutlery plant. Capital expenditures for the comparable period in 1998 were $1.3 million. The Company currently expects its capital expenditures for 1999 to be approximately $4.9 million.

CASH FLOW - FINANCING ACTIVITIES. Cash provided by (used for) financing activities was $5.2 million for the six months ended June 30, 1999, as compared to ($3.4) million used in the comparable period in 1998. Borrowing under the bank agreement for Working Capital requirements comprises the majority of the financing action for the six months ended June 30, 1999. The recapitalization of the Company on April 21, 1998, comprised the majority of the financing activities for the six months ended June 30, 1998.

OTHER MATTERS
PLANT CONSOLIDATION. On June 25, 1999, the Company announced plans to consolidate the candle manufacturing operations into its existing Cloquet, Minnesota plant by the end of the third quarter of 1999. The current candle manufacturing facility in Kansas City, Kansas will continue to operate as a distribution center, at least until the termination of the lease in July, 2000. The costs associated with the plant consolidation will be recognized in the third and fourth quarters of 1999, and relate primarily to severance costs of terminated employees and moving expenses for manufacturing equipment. These costs are not expected to exceed $0.5 million.

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

The Company has replaced or modied all of the Company's current computer systems and software applications to be Year 2000 compliant. The Company currently estimates that its costs through the year 2000 to enhance its information systems will cost approximately $1.4 million, of which $0.9 million has been paid to date. These costs include estimates for employee compensation, consultants, hardware and software.

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


                                DIAMOND BRANDS OPERATING CORP. (Registrant)
                                By:/s/ Thomas W. Knuesel
                                       -----------------
                                Thomas W. Knuesel , Vice President of Finance and Chief Financial Officer (authorized officer, principal financial and accounting officer)


                                Date: August 9, 1999