Form 10-Q
period 1999-09-30
DIAMOND BRANDS OPERATING CORP
filed 1999-11-15
CIK 1064048

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

As of November 15, 1999, 100% of the common stock of the Registrant was owned by Diamond Brands Incorporated. There is no established public trading market for such stock.

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


PART II - OTHER INFORMATION

     Signature

                         DIAMOND BRANDS OPERATING CORP.
                     Consolidated Balance Sheets (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)



                                                                                                     September 30,  December 31,
                                                                                                              1999         1998
                                                                                                     -------------  ------------
                                     ASSETS
CURRENT ASSETS:
    Accounts receivable, net of allowances of $985 and $1,035                                            $  15,930    $  12,379
    Inventories                                                                                             12,902       11,966
    Deferred income taxes                                                                                   12,076        2,161
    Prepaid expenses                                                                                           694          980
    Net assets from discontinued operations                                                                    578       26,508
                                                                                                         ---------    ---------
        Total current assets                                                                                42,180       53,994

PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $19,347 and $17,715                                                         15,815       14,498

GOODWILL                                                                                                    24,561       25,100

DEFERRED FINANCING COSTS                                                                                     6,370        6,735
                                                                                                         ---------    ---------
                                                                                                         $  88,926    $ 100,327
                                                                                                         =========    =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current maturities of long-tem debt                                                                  $   4,250    $   2,750
    Accounts payable                                                                                         7,588        5,801
    Accrued expenses                                                                                        14,140       11,252
                                                                                                         ---------    ---------
        Total current liabilities                                                                           25,978       19,803

POSTRETIREMENT BENEFIT OBLIGATIONS                                                                           1,559        1,559

DEFERRED INCOME TAXES                                                                                           20           20

LONG-TERM DEBT, net of current maturities                                                                  175,050      177,174
                                                                                                         ---------    ---------
        Total liabilities                                                                                  202,607      198,556
                                                                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIT:
    Common stock, $.01 par value; 1,000 shares authorized;
        1,000 shares issued and outstanding                                                                      1            1
    Accumulated deficit                                                                                   (113,682)     (98,230)
                                                                                                         ---------    ---------
        Total stockholders' deficit                                                                       (113,681)     (98,229)
                                                                                                         ---------    ---------
                                                                                                         $  88,926    $ 100,327
                                                                                                         =========    =========


The accompanying notes are an integral part of these consolidated balance sheets.

                         DIAMOND BRANDS OPERATING CORP.
                Consolidated Statements of Operations (Unaudited)
                                 (In Thousands)


                                                                              Three Months Ended       Nine Months Ended
                                                                                 September 30,           September 30,
                                                                              --------------------------------------------
                                                                                1999        1998        1999        1998
                                                                              ---------   ---------   ---------   --------
NET SALES                                                                     $ 24,234    $ 24,024    $ 76,120    $ 72,968

COST OF SALES                                                                   14,682      15,154      47,050      47,682
                                                                              --------    --------    --------    --------
        Gross profit                                                             9,552       8,870      29,070      25,286

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     2,812       2,704       9,221       7,690

GOODWILL AMORTIZATION                                                              180         180         540         540
                                                                              --------    --------    --------    --------
        Operating income                                                         6,560       5,986      19,309      17,056

INTEREST EXPENSE                                                                 4,679       4,474      13,825      10,629
                                                                              --------    --------    --------    --------
        Income from continuing operations before provision for income taxes      1,881       1,512       5,484       6,427

PROVISION FOR INCOME TAXES                                                         826         676       2,410         379
                                                                              --------    --------    --------    --------
        Income from continuing operations                                        1,055         836       3,074       6,048

DISCONTINUED OPERATIONS (Note 2):
  Loss from discontinued operations, net of income tax benefit of
     $1,672, $18, $2,628 and $515, respectively                                 (2,505)        (28)     (3,941)       (772)
  Loss on disposal, net of income tax benefit of $9,696 for 1999               (14,543)       --       (14,543)       --
                                                                              --------    --------    --------    --------
        Loss from discontinued operations                                      (17,048)        (28)    (18,484)       (772)
                                                                              --------    --------    --------    --------
        Net income (loss)                                                     $(15,993)   $    808    $(15,410)   $  5,276
                                                                              ========    ========    ========    ========


PRO FORMA INCOME FROM CONTINUING OPERATIONS:
    Income from continuing operations before provision for income taxes       $  1,881    $  1,512    $  5,484    $  6,427
    Pro forma provision for income taxes (Note 5)                                  826         676       2,410       2,600
                                                                              --------    --------    --------    --------
    Pro forma income from continuing operations                               $  1,055    $    836    $  3,074    $  3,827
                                                                              ========    ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                         DIAMOND BRANDS OPERATING CORP.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                              ------------------------
                                                                                                  1999           1998
                                                                                              -------------   --------
OPERATING ACTIVITIES:
    Net income (loss)                                                                          $ (15,410)     $   5,276
    Net assets of discontinued operations                                                         25,930          2,515
    Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations-
            Depreciation and amortization                                                          2,878          3,389
            Deferred income taxes                                                                 (9,915)        (1,352)
            Change in operating assets and liabilities-
                Accounts receivable                                                               (3,551)        (3,564)
                Inventories                                                                         (936)          (706)
                Prepaid expenses                                                                     286         (1,470)
                Accounts payable                                                                   1,787            656
                Accrued expenses                                                                   2,888          4,972
                                                                                                ---------      ---------
                Net cash provided by operating activities of continuing operations                 3,957          9,716
                                                                                                ---------      ---------

INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                                    (2,949)        (1,395)
                                                                                               ---------      ---------
            Net cash used for investing activities of continuing operations                       (2,949)        (1,395)
                                                                                               ---------      ---------

FINANCING ACTIVITIES:
    Borrowings under bank revolving line of credit                                                17,400         27,200
    Repayments of bank revolving line of credit                                                  (16,149)       (30,700)
    Borrowings on long-term debt                                                                    --          180,000
    Repayments of long-term debt                                                                  (1,875)       (44,997)
    Distributions to stockholders                                                                   --           (5,454)
    Incorporation of Operating Corp.                                                                --                1
    Distributions to Holdings                                                                        (42)      (127,060)
    Debt issuance costs                                                                             (342)        (7,311)
                                                                                               ---------      ---------
            Net cash (used for) financing activities of continuing operations                     (1,008)        (8,321)
                                                                                               ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           --             --

CASH AND CASH EQUIVALENTS, beginning of period                                                      --             --
                                                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                                       $    --        $    --
                                                                                               =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for-
        Interest                                                                               $  10,537      $   6,400
                                                                                               =========      =========
        Income taxes                                                                           $       7      $      32
                                                                                               =========      =========


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

     The Company is a leading manufacturer and marketer under two business segments (i) consumer products, consisting primarily of wooden matches, toothpicks, clothespins and wooden crafts, and plastic cutlery and straws ("Consumer Products"); and (ii) poured scented, air freshener and citronella candles ("Candles"). The Company's products are marketed primarily in the United States and Canada under the nationally recognized Diamond, Forster and Empire brand names. The Board of Directors of the Company approved the divestiture of its Candle Operations (see note 2), and is included as discontinued operations in the consolidated financial statements for all periods presented.

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

2.   DISCONTINUED OPERATIONS
     Effective September 30, 1999, the Board of Directors of the Company approved the divestiture of the Candle operations of the Company. Operations are expected to cease on or before June 30, 2000. Net sales were $4.5 million and $6.7 for the three months ended September 30, 1999 and 1998, respectively. Net sales were $12.3 million and $16.3 million for the nine months ended September 30, 1999 and 1998, respectively.

     The losses of the Candle operations for the three months ended September 30, 1999 and 1998 were $2.5 million and $0.1 million, respectively. The losses for the nine months ended September 30, 1999 and 1998 were $3.9 million and $0.8 million, respectively. The losses of the Candle operations for all periods presented are included in the consolidated statements of operations under "Loss from Discontinued Operations."

     The provision for the "Loss on Disposal" reflected in the consolidated income statement totaled $14.6 million, including the write down of assets by $23.1 million to net realizable value, estimated costs of disposal and run off costs of $1.2 million, less the expected tax benefit of $9.7 million.

3.   RECAPITALIZATION
     On March 3, 1998, the stockholders of the Company's parent, Diamond Brands Incorporated (Holdings), entered into a recapitalization agreement (the "Recapitalization Agreement") with Seaver Kent - TPG Partners, L.P. and Seaver Kent I Parallel, L.P. (collectively "the Sponsors"), which provided for the recapitalization of Holdings.

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

4.   LONG TERM DEBT
     In April 1998, the Company completed an offering of $100.0 million of 10 1/8% senior subordinated notes due 2008. The net proceeds to the Company for the offering, after discounts, commissions and other offering costs were $95.4 million and were used to repay existing indebtedness and purchase common stock of the Company.

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

                                        AS OF DECEMBER 31, 1998


                                         Operating          Subsidiary                          Consolidated
                                         Corp               Guarantor (1)     Eliminations      Total
                                         --------------------------------------------------------------------
Balance sheet data:
Current assets                           $ 21,994           $32,000                             $ 53,994
Non current assets                        106,800             9,096           (69,563)            46,333
Current liabilities                        49,222             4,270           (33,689)            19,803
Non current liabilities                   177,801               952                              178,753
Stockholders' deficit                     (98,229)           35,874           (35,874)           (98,229)

                                   NINE MONTHS ENDED SEPTEMBER 30, 1999

Statement of operations data:
Net sales                                 $27,773           $48,347                              $76,120
Gross profit                                9,020            20,050                               29,070
Operating income                            5,115            14,194                               19,309
Income from continuing operations              40             3,064                                3,074
Loss from discontinued operations               -           (18,484)                             (18,484)


Equity in (loss) of  subsidiaries         (15,450)                -            15,450                  -
Net (loss)                                (15,410)          (15,450)           15,450            (15,410)

                                           AS OF SEPTEMBER 30, 1999

Balance sheet data:
Current assets                           $ 31,971          $ 10,209                             $ 42,180
Noncurrent assets                          90,745            10,114           (54,113)            46,746
Current liabilities                        60,720            12,334           (47,076)            25,978
Non current liabilities                   175,677               952                 -            176,629
Stockholders' (deficit)                  (113,681)           (7,037)           (7,037)          (113,681)

                                    NINE MONTHS ENDED SEPTEMBER 30, 1998

Statement of operations data:
Net sales                                 $26,160           $46,808                              $72,968
Gross profit                                7,165            18,121                               25,286
Operating income                            3,869            13,187                               17,056
Income from continuing operations              55             5,993                                6,048
Loss from discontinued operations               -              (772)                                (772)
Equity in earnings of subsidiaries          5,221                 -            (5,221)                 -
Net income                                  5,276             5,221            (5,221)             5,276

(1) Summarized financial information of the Subsidiary Guarantors includes the results of operations for Empire Candle, Inc. as loss from discontinued operations (see Note 2). Current assets of the Subsidiary Guarantors included net assets of discontinued operations of $578 and $26,508 as of September 30, 1999 and December 31, 1998, respectively.

     The Company also entered into a bank credit agreement which provides for $80.0 million in term facilities due in installments through March 2006 and a $25.0 million revolving credit facility.

     The senior credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of September 30, 1999.

5.   INCOME TAXES
     Effective with the Recapitalization (see Note 3) in April 1998, the Company converted from an S Corporation to a C Corporation and began accounting for income taxes using the liability method.

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

6.   SEGMENT REPORTING

     The Company's reportable segments include consumer products and candles. The consumer products segment consists of wooden matches, toothpicks, clothespins and wooden crafts, and plastic cutlery and straws sold primarily to grocery, mass and drug store channels. The candle segment consists primarily of poured scented, air freshener and citronella candles sold through club, mass and grocery channels. The candle operations were approved for divestiture in September, 1999 (see note2).

     Financial results of the Company's operating segments for the nine months ended September 30, 1999 and 1998 are summarized below (in millions):


                                                     1999                                       1998
                                     -------------------------------------    -----------------------------------------

                                     Consumer                                 Consumer
                                     Products      Candles (1)    Total       Products       Candles (1)    Total
                                     --------      -----------    -----       --------       --------       -----
Net sales                            $76.1         $ 12.3         $88.4       $73.0          $ 16.3         $89.3
Gross profit (loss)                   29.0         (  3.6)         25.4        25.3             1.6          26.9
Operating income (loss)               19.3         (  6.6)        $12.7        11.0            (1.3)          9.7


     (1) Included in discontinued operations in the consolidated statements of operations.

                         DIAMOND BRANDS OPERATING CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF  CONTINUING OPERATIONS

The Company manufactures and markets consumer products, consisting primarily of plastic cutlery/straws, wooden matches, toothpicks, clothespins and wooden crafts. The Company's products are marketed primarily under the nationally recognized Diamond and Forster brand names, which have been in existence since 1881 and 1887, respectively.

The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the nine months ended September 30, 1999, sales to the Company's top 10 customers accounted for approximately 46% of the Company's gross sales, with one customer accounting for approximately 18% of the Company's gross sales. The following table sets forth, for the period indicated, certain historical statements of operations data, as well as the Company's EBITDA and EBITDA margin, for the continuing operations of the Company, with 1998 comparable results of continuing operations restated to exclude discontinued operations.


                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998


                                                      1999            1998
                                                  ---------       ----------
                                                     (dollars in millions)

                                                      Total            Total
                                                      -----            -----
Net Sales                                         $    24.2       $     24.0
Cost of Sales                                          14.6             15.1
                                                  ---------       ----------
  Gross Profit                                          9.6              8.9
Gross Margin %                                         39.7%            37.1%
Selling, General
  and Administration Expense                            2.8              2.7
Goodwill Amortization                                    .2               .2
                                                  ---------       ----------
Operating Income (1)                              $     6.6       $      6.0
Interest Expense                                  $     4.7       $      4.5
EBITDA (2)                                        $     7.3       $      6.7
                                                  ---------       ----------
                                                  ---------       ----------
EBITDA (3)                                             30.2%            27.9%


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

Net sales for the Company were $24.2 million for the three months ended September 30, 1999, a 0.8% increase over net sales of $24.0 million for the three months ended September 30, 1998. The increase was led by a strong sales performance in plastic cutlery/straws and wooden matches. Cutlery/straws net sales were up 10.6% over the comparable three months of 1998, while wooden matches net sales increased 4.6% over the comparable period for the previous year.

Gross profit was $9.6 million or 39.7% of net sales for the three months ended September 30, 1999, compared to $8.9 million or 37.1% for the comparable period in 1998. This increase was achieved through (i) the increased sales volume of cutlery/straws and wooden matches; (ii) operating efficiencies at the related plants; and (iii) favorable product sales mix.

Selling, general and administrative expenses were $2.8 million for the three months ended September 30, 1999, compared to $2.7 million for the comparable period in 1998. The increased spending was due to year 2000 remediation, marketing spending on consumer awareness, and infrastructure improvements.

Interest expense for three months ended September 30, 1999 was $4.7 million compared to $4.5 million for the comparable period in 1998. The increase was caused primarily by higher interest rates on the Company's senior debt facility.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $7.3 million or 30.2% of net sales for the three months ended September 30, 1999, compared to EBITDA of $6.7 million or 27.9% for the same period in 1998.

RESULTS OF DISCONTINUED OPERATIONS

Effective September 30, 1999, the Board of Directors approved the divestiture of the Candle operations of the Company. Operations are expected to cease on or before June 30, 2000. Net sales from such operations were $4.5 million for the three month period ended September 30, 1999 as compared to $6.7 million for the comparable period in 1998.

The losses of the Candle operations for the three month period ended September 30, 1999 totaled $2.5 million, and are included in the consolidated income statement under "Loss from Discontinued Operations."

The provision for the "Loss on Disposal of Discontinued Operations" reflected in the consolidated income statement totaled $14.6 million, including the write down of assets by $23.1 million to net realizable value, estimated costs of disposal and run off costs $1.2 million, less the expected tax benefit of $9.7 million.

RESULTS OF CONTINUING OPERATIONS

                                    NINE MONTHS ENDED SEPTEMBER 30, 1999
                              COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

                                             1999            1998
                                            -------        -------
                                             (dollars in millions)

                                             Total          Total
                                             -----          -----
Net Sales                                   $  76.1        $  73.0
Cost of Sales                                  47.1           47.7
                                               ----           ----
  Gross Profit                                 29.0           25.3
Gross Margin %                                 38.1%          34.7%
Selling, General
  and Administration Expense                    9.2           13.8
Goodwill Amortization                            .5             .5
                                               ----           ----
Operating Income (1)                        $  19.3        $  11.0
Interest Expense                            $  13.8        $  10.6
EBITDA (2)                                  $  21.4        $  13.1
Recapitalization Expense (3)                 --            $   5.8
Adjusted EBITDA (4)                         $  21.4        $  18.9
                                            -------        -------
                                            -------        -------
Adjusted EBITDA
    Margin (5)                                 28.1%          25.9%


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

(3) Represents one time costs incurred in connection with the Recapitalization including brokerage fee ($2.7 million) change in control management bonuses and option payments ($1.9 million), and legal and professional fees ($1.2 million).

(4)  Represents EBITDA excluding Recapitalization Expenses.

(5)  EBITDA margin represents EBITDA as a percentage of net sales.

Net sales were $76.1 million for the nine months ended September 30, 1999, a 4.2% increase over net sales of $73.0 million for the nine months ended September 30, 1998. The increase resulted from a strong sales performance in plastic cutlery/straws and wooden matches. Cutlery/straws net sales were up 14.8% over the comparable nine months of 1998, while wooden matches net sales were 9.7% ahead of the comparable period.

Gross profit was $29.0 million or 38.1% of net sales for the nine months ended September 30, 1999, compared to $25.3 million or 34.7% for the comparable period in 1998. This increase was achieved through (i) the increased sales volume of cutlery/straws and wooden matches; (ii) operating efficiencies at the related plants; and (iii) favorable product sales mix.

Selling, general and administrative expenses were $9.2 million for the nine months ended September 30, 1999, compared to $13.8 million for the comparable period in 1998 which included $5.8 million in one time Recapitalization expenses. After adjusting 1998 for Recapitalization expenses, the increased spending was due to year 2000 remediation, marketing spending on consumer awareness, and infrastructure improvements.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $21.4 million or 28.1% of net sales for the nine months ended September 30, 1999, compared to Adjusted EBITDA of $18.9 million or 25.9% for the same period in 1998.

Interest expense for the nine months ended September 30, 1999 was $13.8 million compared to $10.6 million for the comparable period in 1998. This increase was due primarily to the increase in debt as the result of the April 21, 1998 Recapitalization of the Company.

RESULTS OF DISCONTINUED OPERATIONS
Effective September 30, 1999, the Board of Directors approved the divestiture of the Candle operations of the Company. Operations are expected to cease on or before June 30, 2000. Net sales from such operations were $12.3 million for the nine months ended September 30, 1999, and $16.3 million for the comparable period in 1998.

The losses of the Candle operations for the nine months ended September 30, 1999 totaled $3.9 million, and are included in the consolidated income statement under "Loss from Discontinued Operations".

The provision for the "Loss on Disposal of Discontinued Operations" reflected in the consolidated income statement totaled $14.6 million, including the write down of assets by $23.1 million to net realizable value, estimated costs of disposal and run off costs $1.2 million, less the expected tax benefit of $9.7 million.

LIQUIDITY AND CAPITAL RESOURCES
The senior credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999, for the purpose of calculating covenant compliance. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of September 30, 1999.

CASH FLOW - OPERATING ACTIVITIES. Cash provided by operating activities was $4.0 million for the nine months ended September 30, 1999 as compared to $9.7 million cash provided for the comparable period in 1998.

CASH FLOW - INVESTMENT ACTIVITIES. Capital expenditures for the nine months ended September 30, 1999, were $2.9 million, primarily used to expand capacity at the cutlery plant. Capital expenditures for the comparable period in 1998 were $1.4 million.

CASH FLOW - FINANCING ACTIVITIES. Cash used for by financing activities was $1.0 million for the nine months ended September 30, 1999, as compared to $8.3 million for the comparable period in 1998. Borrowings and repayments under the bank agreement for Working Capital requirements comprised the majority of the financing activities for the nine months ended September 30, 1999. The recapitalization of the Company on April 21, 1998 comprised the majority of the financing activities for the nine months ended September 30, 1998.

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

The Company has replaced or modified all of the Company's current computer systems and software applications to be Year 2000 compliant. The Company currently estimates that its costs through the year 2000 to enhance its information systems will cost approximately $1.9 million, of which $1.3 million has been paid to date. These costs include estimates for employee compensation, consultants, hardware and software.

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


                                    DIAMOND BRANDS OPERATING CORP. (Registrant)
                                    By:/s/ Thomas W. Knuesel
                                           -------------------

                                    Thomas W. Knuesel , Vice President
                                    of Finance and Chief Financial
                                    Officer (authorized officer,
                                    principal financial and accounting
                                    officer)


                                    Date: November 15, 1999