Form 10-K
period 1999-12-31
DIAMOND BRANDS OPERATING CORP
filed 2000-03-30
CIK 1064048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 30, 2000, 100% of the common stock of the Registrant was owned by Diamond Brands Incorporated. There is no established public trading market for such stock.

                    Documents incorporated by reference: None

                                                 TABLE OF CONTENTS



                                                 PART I
Item 1.         Business...............................................................................
Item 2.         Properties.............................................................................
Item 3.         Legal Proceedings and Environmental Matters............................................
Item 4.         Submission of Matters to a Vote of Security Holders....................................

                                                 PART II
Item 5.         Market Price of and Dividend on the  Registrant's Common Equity and Related Stockholder
                Matters................................................................................
Item 6.         Selected Financial Data................................................................
Item 7.         Management's Discussion and Analysis of Results of Operations and Financial
                Condition..............................................................................
Item 7a.        Quantitative and Qualitative Disclosure about Market Risk..............................
Item 8.         Financial Statements and Supplementary Data............................................
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure.............................................................................

                                                PART III
Item 10.        Directors and Executive Officers of the Registrant. ...................................
Item 11.        Executive Compensation.................................................................
Item 12.        Security Ownership of Certain Beneficial Owners and Management.........................
Item 13.        Certain Relationships and Related Transactions.........................................

                                                 PART IV
Item 14.        Exhibits, Financial Statement Schedule and Reports on Form 8-K.........................


                                     PART I

ITEM 1. BUSINESS

OVERVIEW
         Diamond Brands Incorporated's (Holdings') predecessor, Diamond Match, was formed in 1881 following the consolidation of 12 match companies. Holdings was incorporated in Minnesota in 1986 when the then stockholder group purchased certain assets of Diamond Match. In 1991, Holdings purchased certain assets of Universal Match. In March 1995, Holdings acquired (the "Forster Acquisition") Forster Holdings, Inc. ("Forster") and in February 1997, Holdings acquired (the "Empire Acquisition") the business of Empire Manufacturing Company ("Empire"). Prior to the Recapitalization in April 1998 (see further discussion under "The Recapitalization"), Holdings and its direct subsidiaries carried on the business described herein. In connection with the Recapitalization, Holdings organized Diamond Brands Operating Corp. ("Operating Corp.") and immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp. Holdings' operations subsequent to the Recapitalization are limited to owning the stock of Operating Corp. Unless the context otherwise requires, the "Company" or "Diamond Brands" refers to Holdings and its subsidiaries prior to the Recapitalization and Operating Corp. and its subsidiaries subsequent to the Recapitalization.

         The Form 10K has been restated to reflect the Candle operation as a discontinued operation as further discussed under the Discontinued Operations heading within Item 1. Unless otherwise indicated, all financial information presented excludes discontinued operations

         Diamond Brands is a leading manufacturer and marketer of consumer products, consisting primarily of wooden matches, toothpicks, clothespins, wooden crafts, and plastic cutlery. The Company's products are marketed primarily under the nationally recognized Diamond and Forster brand names, which have been in existence since 1881 and 1887 respectively. The Company believes it has the leading domestic retail market share in the wooden match, plastic cutlery, toothpick, clothespin and wooden craft product categories. The Company believes it has achieved a domestic retail market share of more than double that of its nearest branded competitor. For the year ended December 31, 1999, the Company generated net sales of $104.7 million and EBITDA (earnings before interest, income taxes, depreciation and amortization) of $29.1 million from continuing operations.

         The Company believes it has achieved its leading market shares and strong profitability by: (i) capitalizing on the Company's strong brand name recognition, high quality products and category management strategy to secure and maintain retail shelf space; (ii) expanding its product offerings through strategic acquisitions, including the Forster Acquisition in 1995; (iii) achieving cost savings through the integration of the Forster businesses, including headcount reductions and facilities consolidations; and (iv) focusing on reducing manufacturing costs.

         The Company's products are sold in substantially all major grocery stores, drug stores, and mass merchandisers in the United States. Diamond Brands also sells certain of its products to institutional and other customers such as food service and food processing companies and redistributors. The Company sells its products through a nationwide sales network consisting primarily of independent broker organizations and also sells products directly to selected mass merchandisers, including Wal-Mart. In order to strengthen relationships with its customers, the Company employs a category management strategy, which includes a corporate rebate program that provides incentives to grocery retailers to buy multiple products from the Company.

         Diamond Brands produces its products at three automated manufacturing facilities located in Cloquet, Minnesota, East Wilton, Maine, and Strong, Maine. The Company believes it is a low-cost manufacturer in most of its product categories. In the United States, Diamond Brands believes it is the sole manufacturer of wooden matches and the largest manufacturer of toothpicks and clothespins.

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

         Funding requirements for the Recapitalization were $281.5 million (excluding the Implied Value of the Retained Shares) and were satisfied through the Retained Shares and the following: (i) the purchase by the Sponsors and other investors of Holdings Preferred Stock and the Warrants for $47.0 million ($45.8 million in cash and $1.2 million in officer notes receivables); (ii) $45.1 million of gross proceeds from the offering of 12.875% senior discount debentures ("the Debentures"); (iii) $80.0 million of borrowings under senior secured term loan facilities (the "Term Loan Facilities") provided by a syndicate of lenders (collectively, the "Banks"); (iv) $10.6 million of borrowings under a senior secured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Bank Facilities") have availability of up to $25.0 million provided by the Banks; and
(v) $100.0 million of gross proceeds from the sale by Operating Corp. of 10.125% senior subordinated notes ("the Notes").

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

         The Company believes it is the sole manufacturer of wooden matches in the United States and that it holds the leading domestic retail market share in the wooden match category with a market share of more than double that of its nearest branded competitor. The Company competes in the domestic retail wooden match market with foreign manufacturers, particularly from Sweden, Chile, China and Korea. The wooden match market is mature, and the Company has maintained relatively stable sales and attractive gross margins. Although the market for penny match and kitchen match products is affected by smoking patterns, the Company believes that its wooden match product mix makes it somewhat less dependent on smoking patterns than manufacturers of book matches and disposable lighters. The market for fire starter products, which are used by consumers in both household and camping applications, is growing in the United States, and the Company competes with First Brands, Duraflame and Conros, each of which the Company believes has a greater market share than that of the Company.

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

         The Company's strategy in Wooden Lights focuses on maintaining and increasing retail shelf space. In addition, the Company plans to focus on increasing its presence in the fire starter category through product enhancements and packaging changes.

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

         The retail plastic cutlery market includes four major branded participants (Diamond Brands, OWD, Maryland Plastic and Solo) and a sizable private label component. The Company believes that it holds the leading domestic retail market share in the plastic cutlery category with a market share of more than double that of its nearest branded competitor. The Company also believes that private label sales will continue to represent an attractive growth area. Consumer demand for convenience and the growing popularity of prepared foods are positively impacting the Company's Cutlery product growth.

         The Company produces its plastic cutlery products in various weights (heavy duty, full size and lightweight), colors (including holiday themes) and packages (boxes and bags of 18, 24, 48, 100 and 288 pieces). The Company also manufactures seasonal products for Christmas and Halloween. Heavy duty cutlery is the Company's largest plastic cutlery product line, followed by full-size cutlery, which is marketed as dinnerware. Servingware consists of large plastic serving spoons and forks. Retail prices for the Company's Cutlery products generally range from $0.59 to $1.49.

         The Company's strategy in the Cutlery segment focuses on: (i) expanding on the Company's current category management strategy in grocery stores by emphasizing the corporate rebate program; (ii) providing consumer promotions such as coupon inserts; (iii) increasing private label sales (iv) supporting plastic straw products through cross-promotions with plastic cutlery.

         WOODENWARE. The Company's Woodenware products include toothpicks, clothespins, clothesline and wooden crafts (small wooden shapes). Diamond Brands strengthened its leadership position in these product lines with the Forster Acquisition in March 1995. The Company focuses on the retail consumer market, which it believes offers higher margins and less competition than the institutional market. Diamond Brands' Woodenware products, with the exception of wooden crafts, are sold through grocery stores, mass merchandisers, and drug stores. Wooden crafts are sold primarily through Wal-Mart and craft retail stores. All of the Company's Woodenware products, with the exception of clothesline and wooden crafts, are sold both under the Diamond and Forster brand names. The Company manufactures its Woodenware products at its facilities in Cloquet, Minnesota (toothpicks and wooden crafts), East Wilton, Maine (plastic clothespins), and Strong, Maine (toothpicks, clothespins and wooden crafts).

         The Company believes it holds the leading domestic retail market share in the clothespins, toothpick, and wooden craft categories with a market share of more than double that of its nearest branded competitor in each of these product categories. The toothpick market is a mature market and the Company faces competition from two domestic toothpick companies and imports from China, Canada and Korea. The clothespin market is a mature market, and the Company faces competition from Home Products International/Seymour, Penley Corporation and imports from China.

         The Company sells a variety of toothpick stock-keeping units ("SKUs") under both the Diamond and Forster names. The majority of its square, round and flat toothpicks are sold in 250 count boxes, while specialty and colored toothpick SKUs are sold in 100, 120 or 250 count plastic containers. Retail prices on the Company's toothpicks generally range from $0.39 to $3.99. The Company also sells both wooden and plastic clothespins under the Diamond and Forster names. The Company sells clothespins in 18, 24, 36, 50 and 100 count bags. Retail prices for the Company's clothespins generally range from $0.99 to $3.49. The Company's wooden craft products are used for creative play and to build structures, including houses and figurines, and comprise a large number of SKUs. Retail prices for the Company's wooden craft products generally range from $0.39 to $1.99.

         The Company's Woodenware strategy focuses on maintaining and increasing shelf space. The Company intends to utilize both domestic and imported products for certain Woodenware products, emphasizing quality for domestic products and price for imported products. Diamond Brands also cross-markets clothespins and clothesline.

         INSTITUTIONAL/OTHER. The Company's Institutional/Other product group consists of institutional/food service products (such as wrapped toothpicks, heavy duty reusable plastic cutlery, bulk cutlery, coffee stirrers, skewers and steak markers) and industrial woodenware products (such as corn dog sticks), which are sold primarily to food service and food processing customers. The Company's Institutional/Other products also include resale book matches, which are sold primarily to retailers, and advertising matches, which are primarily sold to redistributors. Diamond Brands is the primary supplier of wooden advertising matches to the two leading redistributors of advertising matches in North America and is also the largest producer of corn dog sticks in North America. Advertising matches are penny matches packaged in boxes carrying an advertising logo and are principally utilized as promotional tools by restaurants, bars and hotels.

         The Company offers certain products in the institutional market, largely to utilize available production capabilities. The Company believes that in the past it has not focused on competing in the institutional market, however, there is potential to increase sales and EBITDA by increasing its presence in the foodservice portion of the institutional market.

 SALES AND MARKETING

         The Company sells its products in substantially all major grocery stores, drug stores, and mass merchandisers in the United States. Diamond Brands also sells certain of its products to institutional and other customers such as food service and food processing companies and redistributors. The Company has established strong relationships with many of the largest retailers in the United States (such as Wal-Mart, Target, Publix and Kroger). The Company sells its products through a nationwide sales network consisting primarily of independent broker organizations and also sells products directly to selected mass merchandisers including Wal-Mart.

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

CUSTOMERS

         The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, and mass merchandisers in the United States. During the year ended December 31, 1999, sales to the Company's top 10 customers accounted for approximately 50% of the Company's gross sales, with one customer, Wal-Mart accounting for approximately 19% of gross sales.

MANUFACTURING

         Diamond Brands operates three automated manufacturing facilities located in Cloquet, Minnesota (round and flat toothpicks, matches, and corn dog sticks), East Wilton, Maine (Cutlery and plastic clothespins), and Strong, Maine (clothespins, square toothpicks and wooden crafts). The Company believes that its three automated manufacturing facilities position it as a low-cost manufacturer in most of its product categories. The Company has continued to invest in automation equipment in order to reduce headcount and increase efficiency. For example, Diamond Brands' automated cutlery operations consist of combination modules which include an injection molding machine, molds and robotic packaging machinery, which allows the Company to automatically package cutlery in boxes and bags suitable for retail distribution. The Company believes that these operations provide it with a competitive advantage over other retail plastic cutlery manufacturers. The Company believes it has sufficient manufacturing capacity to satisfy its foreseeable production requirements.

         The Company is currently outsourcing the production of certain products, including resale book and fireplace matches, specialty toothpicks, and plastic straws. In the aggregate, sales of outsourced products amounted to approximately 11% of the Company's 1999 gross sales.

COMPETITION

         The markets for certain of the Company's products are highly competitive. The Company competes, particularly with respect to its Cutlery products, with a several domestic manufacturers, some of which are larger and have significantly greater resources than the Company. In addition, the Company competes with foreign manufacturers, particularly those located in China, Sweden, Brazil, Chile, Japan and Korea. Although the barriers to entry into the Company's businesses are relatively low, the Company believes that it has a number of competitive advantages over potential new market entrants (including strong brand names, established national distribution and existing cost-efficient manufacturing operations) and that the relatively small market size for certain of the Company's products may make those markets economically less attractive to potential competitors.

RAW MATERIALS

         The primary raw materials used by Diamond Brands are generally available from multiple suppliers, and the Company has not experienced any significant interruption in the availability of such materials. However, the price of polystyrene resin, the key raw material from which the Company's Cutlery products is produced, can be volatile. The polystyrene resin used by the Company is produced from petrochemical intermediates that are, in turn, derived from petroleum. Polystyrene resin prices may fluctuate as a result of, among other things, worldwide changes in natural gas and crude oil prices and supply, as well as changes in supply and demand for polystyrene resin and petrochemical intermediates from which it is produced. Among other industries, the automotive and housing industries are significant users of polystyrene resin. As a result, significant changes in worldwide capacity and demand in these and other industries may cause significant fluctuations in the prices of polystyrene resin. Although the Company has a long term supply contract with a major polystyrene resin supplier which the Company believes gives it the lowest price available to any customer purchasing similar volume and short-term price protection during periods of rising prices, there can be no assurance this transaction would reduce the impact on the Company from polystyrene resin price changes. During periods of rising prices, the Company attempts to pass through the resin price increases to its customers on a delayed basis. During periods of declining polystyrene resin prices, the Company generally has reduced prices to its customers.

         Other primary raw materials required by Diamond Brands in its business include birch and maple wood to produce the Company's Woodenware products, and aspen wood and commodity chemicals to produce the Company's Wooden Lights products. Other major raw materials include paperboard and corrugated cardboard.

TRADEMARKS

         The Company owns United States trademark registrations with respect to certain of its products. All of the Company's United States trademark registrations can be maintained and renewed provided that the trademarks are still in use for the goods and services covered by such registrations. The Company regards its trademarks and tradenames as valuable assets.

EMPLOYEES

         At March 20, 2000, the Company had 680 full-time employees of which 225 are represented by the Paper, Allied Industrial, Chemical and Energy Workers International Union (PACE). In August 1997, the Company signed a six-year labor agreement with PACE, which included a 3.0% annual wage increase. Five of the Company's employees are represented by the International Union of Operating Engineers. In 1997, the Company extended its labor agreement with the International Union of Operating Engineers for six additional years. The Company has not had a work stoppage at any of its current facilities in the last 25 years and believes its relations with its employees are good.

DISCONTINUED OPERATIONS

         Effective September 30, 1999, the Board of Directors of the Company approved the divestiture of the candle operations of the Company and recorded a total charge for the loss from discontinued operations of approximately $18.5 million, net of tax. For segment reporting purposes, the candle operations were previously reported as the "Candles" reportable segment.

         Effective December 14, 1999, the Company entered into an asset purchase agreement to sell certain assets and liabilities of Empire for total consideration of approximately $2.9 million. The sale resulted in a decrease of the net loss on disposal of discontinued operations of $2.3 million, net of tax, during the fourth quarter of 1999.

ITEM 2.  PROPERTIES

PROPERTIES

         The following table sets forth certain information regarding the Company's facilities as of 12/31/99:

                                                                                 SIZE                        LEASE
            LOCATION                            PRIMARY USE                 (SQUARE FEET)     TITLE       EXPIRATION
            --------                            -----------                 --------------  ------------  -----------
Cloquet, Minnesota                Manufacturing of matches, toothpicks          290,000          Owned
                                  and ice cream and corn dog sticks;
                                  warehouse; administration
Minneapolis, Minnesota            Sales and marketing                             7,000         Leased   January 2004
East Wilton, Maine                Manufacturing of plastic cutlery and           75,000          Owned
                                  plastic clothespin; administration
East Wilton, Maine                Warehouse                                     150,000          Owned
East Wilton, Maine                Printing; warehouse                           240,000          Owned
Strong, Maine                     Manufacturing of toothpicks,                   62,000          Owned
                                  clothespins and wooden crafts
Kansas City, Kansas               Warehouse                                      75,000         Leased    March 2000


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders by the Company during the fourth quarter of the year ended December 31, 1999.

                              PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 24, 2000, the Company had 1,000 shares of common stock outstanding. 100% of the Company's common stock is owned by Holdings and there is no established public trading market therefor.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company for the years indicated. This information should be read in conjunction with the Consolidated Financial Statements and the related notes contained in Item 14 and "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in Item 7.

                                       SELECTED CONSOLIDATED FINANCIAL DATA
                                             (IN THOUSANDS OF DOLLARS)


                                                                            YEAR ENDED DECEMBER 31
                                                                            ----------------------
                                                             1995       1996        1997        1998        1999
                                                             ----       ----        ----        ----        ----
STATEMENT OF OPERATIONS DATA:
Net sales............................................        $77,659    $90,201     $94,070     $98,377     $104,694
Cost of sales........................................         56,490     63,032      60,820      63,837       64,952
                                                             -------    -------     -------     -------     --------
   Gross profit......................................         21,169     27,169      33,250      34,540       39,742
Selling, general and administrative expenses.........         10,152      9,148       9,276      10,470       12,912
Goodwill amortization................................            600        720         720         720          720
                                                             -------    -------     -------     -------     --------
   Operating income..................................         10,417     17,301      23,254      23,350       26,110
Interest expense.....................................          3,963      3,858       3,067      15,116       18,565
                                                             -------    -------     -------     -------     --------
   Income before provision  for income taxes.........          6,454     13,443      20,187       8,234        7,545
Provision for income taxes...........................          2,352      5,807       1,376       1,175        3,307
                                                             -------    -------     -------     -------     --------
   Income from continuing operations.................          4,102      7,636      18,811       7,059        4,238

Discontinued Operations
    Income (loss) from discontinued operations, net of        -           -           1,818     (2,222)      (3,941)
      income tax benefit of $0, $0, $0, $1,483, $2,628
    Loss on disposal, net of income tax benefit of            -           -          -           -          (12,203)
      $8,136 in 1999
                                                             -------    -------     -------     -------     --------
      Gain (loss) from discontinued operations                -           -           1,818     (2,222)     (16,144)
                                                             -------    -------     -------     -------     --------
Net income (loss)....................................         $4,102     $7,636     $20,629      $4,837    $(11,906)
                                                             =======    =======     =======     =======     =======

UNAUDITED PRO FORMA INCOME TAX DATA:
Income from continuing operations before provision for
   income taxes......................................         $6,454    $13,443     $20,187      $8,234       $7,545
Provision for income taxes (1).......................          2,700      5,807       8,100       3,300        3,307
                                                             -------    -------     -------     -------     --------
Pro forma income from continuing operations..........         $3,754     $7,636     $12,087      $4,934       $4,238
                                                             =======    =======     =======     =======     =======
OTHER DATA - CONTINUING OPERATIONS:
Depreciation and amortization (2)....................         $3,761     $4,204      $3,714      $2,898       $2,996
EBITDA (3)...........................................         14,178     21,505      26,968      26,248       29,106
EBITDA margin (4)....................................          18.3%      23.8%       28.6%       26.7%        27.8%
Capital expenditures.................................         $1,926     $1,979      $2,275      $2,113       $3,966



                                                                                      (IN THOUSANDS)
                                                                                      --------------
                                                                     1995       1996       1997        1998         1999
                                                                     ----       ----       ----        ----         ----
BALANCE SHEET DATA:
Working capital (5).......................................         $ 6,989    $ 5,409     $   435    $  9,718    $   10,437
Total assets..............................................          69,630     66,503      94,250     100,327        83,294
Total assets from continuing operations (5)...............          69,630     66,503      63,431      73,819        81,705
Total debt, including current maturities..................          46,713     34,845      49,497     179,924       177,625
Stockholders' equity (deficit)............................          10,118     17,754      27,930    (98,229)     (110,422)


-----------

(1) Reflects the pro forma income tax provision as if the Company had been a Subchapter C corporation rather than a Subchapter S corporation for federal income tax purposes. For the years ended December 31, 1995, 1996, 1999 and the period from April 21, 1998 to December 31, 1998, the Company was a Subchapter C corporation for federal income tax purposes. For the year ended December 31, 1997, and the period from January 1, 1998 to April 20, 1998, the Company was a Subchapter S corporation for federal income tax purposes.
(2)  Excludes amortization of deferred financing costs.
(3) EBITDA represents operating income plus depreciation and amortization (excluding amortization of deferred financing costs). The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net income as an indicator of the Company's operating performance or cash flow as a measure of liquidity.
(4)  EBITDA margin represents EBITDA as a percentage of net sales.
(5)  Excludes net assets from discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

         Diamond Brands is a leading manufacturer and marketer of a broad range of consumer products, including plastic cutlery/straws, wooden matches, toothpicks, clothespins and wooden crafts. The Company's products are marketed primarily under the nationally recognized Diamond and Forster brand names, which have been in existence since 1881 and 1887 respectively.

         The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, and mass merchandisers in the United States. During the year ended December 31, 1999, sales to the Company's top 10 customers accounted for approximately 50% of the Company's gross sales, with one customer accounting for approximately 19% of the Company's gross sales. The Company's ability to maintain and increase its sales depends on a variety of factors including its competitive position in such areas as price, quality, brand identity, distribution and customer service. The Company's products are manufactured at its three automated manufacturing facilities located in Cloquet, Minnesota, East Wilton, Maine, and Strong, Maine.

         Net sales are determined by subtracting discounts and allowances from gross sales. Discounts and allowances consist of price promotions, cash discounts, corporate rebates, slotting fees, consumer coupons, co-op advertising and unsaleables. The Company's cost of sales and its resulting gross margin (defined as gross profit as a percentage of net sales) are principally determined by the cost of raw materials, the cost of the labor to manufacture its products, the overhead expenses of its manufacturing facilities, warehouse costs and freight expenses to its customers. In recent years, the Company has focused on improving its gross margin by seeking to: (i) consolidate manufacturing operations; (ii) reduce headcount and expenses in manufacturing; and (iii) increase operating efficiencies through capital projects with rapid returns on investment.

         Polystyrene resin, a commodity whose market price fluctuates with supply and demand, is a significant component of cost of sales in the Company's cutlery products. Although the Company has a long term supply contract with a major polystyrene resin supplier which the Company believes gives it the lowest price available to any customer purchasing similar volume and short-term price protection during periods of rising prices, there can be no assurance this transaction would reduce the impact on the Company from polystyrene resin price changes. During periods of rising prices, the Company attempts to pass through the resin price increases to its customers on a delayed basis. During periods of declining polystyrene resin prices, the Company generally has reduced prices to its customers

         Selling, general and administrative expenses consist primarily of selling expenses, broker commissions and administrative costs. Broker commissions and certain selling expenses generally vary with sales volume while administrative costs are relatively fixed in nature.

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

         Funding requirements for the Recapitalization were $281.5 million (excluding the Implied Value of the Retained Shares) and were satisfied through the Retained Shares and the following: (i) the purchase by the Sponsors and other investors of Holdings Preferred Stock and the Warrants for $47.0 million ($45.8 million in cash and $1.2 million in officer notes receivable); (ii) $45.1 million of gross proceeds from the offering of 12.875% senior discount debentures ("the Debentures"); (iii) $80.0 million of borrowings under senior secured term loan facilities (the "Term Loan Facilities") provided by a syndicate of lenders (collectively, the "Banks"); (iv) $10.6 million of borrowings under a senior secured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Bank Facilities") have availability of up to

$25.0 million provided by the Banks; and (v) $100.0 million of gross proceeds from the sale by Operating Corp. of 10.125% senior subordinated notes ("the Notes").

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

RESULTS OF CONTINUING OPERATIONS

         Diamond Brands manufactures and markets consumer products, consisting primarily of wooden matches, toothpicks, clothespins and wooden crafts, and plastic cutlery/straws . The following table sets forth, for the periods indicated, certain historical statements of operation data as well as the Company's EBITDA, adjusted EBITDA and adjusted EBITDA margin for the last three years.


  (Dollars in millions)            1997            1998            1999
                                   ----            ----            ----
Net Sales                          $94.1           $98.4          $104.7
Cost of Goods                       60.8            63.9            65.0
                                   -----            ----            ----
Gross Profit                        33.3            34.5            39.7
Gross Margin %                      35.4%           35.1%           37.9%
Selling, General &
  Administrative Expenses            9.3            10.4            12.9
Goodwill amortization                0.7             0.7             0.7
                                     ---             ---             ---
Operating Income                    23.3            23.4            26.1

Interest Expense                     3.1            15.1            18.6
Income before provisions for
   income taxes                     20.2             8.3             7.5
Income Tax (benefit)                 1.4             1.2             3.3
                                     ---             ---             ---
Net Income                         $18.8           $ 7.1           $ 4.2
                                 =======          ======           =====
EBITDA (1)                         $26.9           $26.2            29.1
EBITDA Margin                       28.6%           26.7%           27.8%


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

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

CONTINUING OPERATIONS

         Net sales were $104.7 million for 1999, an increase of $6.3 million or 6.4% over 1998 net sales of $98.4 million. This increase was led by strong performances in plastic cutlery/straws and matches. We believe some of the growth in wooden light and cutlery sales in the fourth quarter was related to Year 2000 stock-up purchases that may not be repeated. Gross profit was $39.7 million or 38.0% of net sales for 1999, compared to $34.5 million or 35.1% in 1998, with continued margin improvement through (i) increased sales volumes in cutlery and matches offset somewhat by increased spending on cutlery promotions and allowances to support growth; (ii) operating efficiencies achieved through capital projects with rapid returns on investment. Selling, general and administrative expenses were $12.9 million for 1999 compared to $10.4 million in 1998 with the increase primarily caused by year 2000 remediation expenditures. Goodwill amortization for 1999 and 1998 was $0.7 million. Interest expense was $18.6 million for 1999, an increase of $3.5 million from 1998. This increase is the result of the full year impact of increased debt and deferred financing costs associated with the Recapitalization.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) for 1999 were $29.1 million as compared with $26.2 million in 1998. EBITDA in 1999 was 27.8% of sales compared with 26.7% in 1998.

DISCONTINUED OPERATIONS

Effective September 30, 1999, the Board of Directors of the Company approved the divestiture of the candle operations of the Company and recorded a total charge from the loss from discontinued operations of $18.5 million, net of tax. For segment reporting purposes, the candle operations were previously reported as the "Candles" reportable segment.

         Effective December 14, 1999, the Company entered into an asset purchase agreement to sell certain assets and liabilities of Empire for total consideration of approximately $2.9 million. The sale resulted in a decrease of the net loss from discontinued operations of $2.3 million, net of tax, during the fourth quarter of 1999.

         Net sales from discontinued operations in 1999 were $15.7 million, compared to $21.9 million for 1998. The gross profit (loss) for 1999 was $(4.0) million compared to $0.2 million for 1998. Selling, general and administrative expenses were $1.9 million in 1999 compared to $2.9 million for 1998.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) for 1999 were ($5.6) million as compared with ($2.4) million in 1998.


      YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

CONTINUING OPERATIONS

         Net sales were $98.4 million for 1998, an increase of $4.3 million or 4.6% over 1997 net sales of $94.1 million. This increase was led by strong performances in plastic cutlery/straws, matches and wooden crafts. Gross Profit was $34.5 million or 35.1% of net sales for 1998, compared to $33.3 million or 35.4% in 1997, with continued margin improvement through (i) reduced cutlery manufacturing costs as a result of lower polystyrene resin prices; (ii) operating efficiencies achieved through capital projects with rapid returns on investment; and (iii) increased sales volume in cutlery, matches, and craft items, offset by increased spending on promotions and allowances to support cutlery growth. Selling, general and administrative expenses were $10.5 million for 1998 compared to $9.3 million in 1997. The Company incurred higher expenses to improve its infrastructure. Goodwill amortization for 1998 was $0.7 million, the same as 1997. Interest expense was $15.1 million for 1998, an increase of $12.0 million from 1997. This increase is the result of the increased debt and deferred financing costs associated with the Recapitalization.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) for 1998 were $20.2 million as compared with $26.9 million in 1997. Excluding recapitalization costs, the adjusted EBITDA in 1998 was $26.0 million or 26.4% compared with 28.6% in 1997.

DISCONTINUED OPERATIONS

     Net sales from discontinued operations in 1998 were $21.9 million, compared to $24.0 million for 1997. The decrease of $2.1 million was attributed to the loss of three major customers in 1998, one each to consolidation, bankruptcy and quality/service problems; offset somewhat by the introduction of Reflections (air freshener) candles into the grocery trade and the full year impact of the Empire acquisition in February 1997. The gross profit for 1998 was $0.2 million or 0.7%, down from $6.2 million or 26.0% in 1997. The decline was principally the result of the volume decrease and mix ($1.0 million), slotting allowances for Reflections ($1.4 million), production problems ($1.7 million), inventory obsolescence ($1.1 million) and quality problems ($0.8 million) at the candle facility. Selling, general and administrative expenses were $2.9 million in 1998, an increase of $0.8 million from $2.1 million in 1997. The Company incurred non-recurring costs related to the Recapitalization ($0.3 million), the severance of the Chief Operating Officer of the Candle line ($0.1 million) and the write off of receivables as the result of a bankruptcy of a major customer ($0.1 million). In addition, the Company incurred higher expenses to support the introduction of Reflections candles into the grocery trade. Goodwill amortization increased to $1.0 million, from $0.8 million in 1997 as the result of the Empire Candle acquisition in February 1997.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for 1998 were ($2.4) million as compared with $4.3 million in 1997. Excluding recapitalization costs, the adjusted EBITDA in 1998 was ($2.1) million or (9.3%) compared with 17.7% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The senior credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999, for the purpose of calculating covenant compliance. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of December 31, 1999.

         OPERATING ACTIVITIES. Cash provided by (used in) operating activities of continuing operations was ($5.2) million, $13.6 million and $6.9 million in 1997, 1998, and 1999 respectively.

         INVESTING ACTIVITIES. Capital expenditures in 1999 were $4.0 million compared to $2.1 million in 1998 and $2.3 million in 1997. The Company's historical capital expenditures have been primarily used to expand capacity and improve manufacturing efficiencies. The Company currently expects its capital expenditures for 2000 to be approximately $3.2 million.

          FINANCING ACTIVITIES. Cash provided by (used for) financing activities was $7.4 million, ($11.5) million, and ($2.9) million in 1997, 1998 and 1999, respectively. Financing activities in 1998 resulted primarily from the Recapitalization. Financing activities for 1998 resulted primarily from the Recapitalization. Funding requirements for the Recapitalization were $190.6 and were satisfied through $80.0 million of borrowing under the Term Loan Facilities, $10.6 million of borrowing under the Revolving Credit Facility and $100.0 million of gross proceeds from the sale of the Notes.

OTHER MATTERS

         INFLATION AND ECONOMIC TRENDS. Although its operations are affected by general economic trends, the Company does not believe that inflation has had a material impact on its results of operations during the past three fiscal years.

         YEAR 2000. To date, the Company has not experienced any significant business disruptions and has had no delays in receiving product from its suppliers as a result of the Year 2000. While the risks associated with Year 2000 readiness peaked with the change of the date from December 31, 1999 to January 1, 2000, there is a risk that a Year 2000 related issue could surface within the year. The Company plans to continue to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. However, if third parties upon which the Company relies fail to adequately address any of their Year 2000 problems, it could disrupt the Company's business. In the most reasonably likely worst case scenarios the Company could experience delays in receiving product from vendors, shipping product to customers, accessing various types of information or communicating effectively with financial institutions or vendors. The Company's Year 2000 task force has developed a contingency plan, which generally follows an approach similar to the Company's disaster recovery plan should any significant business disruption related to the Year 2000 occur.

          The Company's Year 2000 readiness process for its internal systems was substantially complete by the third quarter of 1999. Incremental costs of addressing the Year 2000 issue, which have totaled approximately $1.6 million, were charged to expense as incurred. The cost for the purchase of any new, Year 2000 compliant system was capitalized in accordance with SOP 98-1.

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

FUTURE LIQUIDITY
         As a result of the Recapitalization, the Company is highly leveraged. The Company's high degree of leverage may have important consequences for the Company, including that (i) the ability of the

Company to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on terms favorable to the Company; (ii) a substantial portion of the Company's cash flow will be used to pay the Company's interest expense and, in the cases of indebtedness incurred in the future, possible principal repayments, which will reduce the funds that would otherwise be available to the Company for its operations and future business opportunities; (iii) substantial decrease in net operating cash flows or an increase in expenses of the company could make it difficult for the Company to meet its debt service requirements and force it to modify its operations;
(iv) the Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage; and (v) the Company's high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally. Any inability of the Company to service its indebtedness or to obtain additional financing, as needed, would have a material adverse effect on the Company's business.

During 1999, the Company obtained a waiver to exclude certain costs in the calculation of earnings before interest, taxes, depreciation and amortization (EBITDA) in order to comply with all bank covenants as of December 31, 1998. Additionally, the Company obtained an amendment on financial covenants through December 31, 2000. At December 31, 1999, the company was in compliance with such covenants. The Company, based upon its operating plan, expects to comply with all financial covenants for 2000. If the operating plan is not met, the Company believes it has the ability to manage its cash flows and discretionary spending to maintain the compliance. Beginning March 31, 2001, the financial covenants will revert back to the original covenants and will require improved fixed-charge and interest coverages and reduced maximum leverage

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

         The Company is exposed to market risk stemming from changes in commodity prices, primarily polystyrene resin, which is a significant component of cost of sales in the Company's plastic cutlery products. In the ordinary course of business, the Company actively manages its exposure to these market risks. Although the Company has a long term supply contract with a major polystyrene resin supplier which the Company believes gives it the lowest price available to any customer purchasing similar volume and short-term price protection during periods of rising prices, there can be no assurance this transaction would reduce the impact on the Company from polystyrene resin price changes. During periods of rising prices, the Company attempts to pass through the resin price increases to its customers on a delayed basis. During periods of declining polystyrene resin prices, the Company generally has reduced prices to its customers

INTEREST RATE RISK

         The Company is exposed to various market risks, including changes in interest rates. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates. At December 31, 1999, Diamond Brands has debt totaling $177.6 million and interest rate swaps with notional value of $55.0 million at fixed LIBOR rates ranging from 5.93% to 5.98%. The interest rate swaps expire as follows: $15 million in 2001 and $40 million in 2003.

         Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. At December 31, 1999, the Company's interest rate swap agreements converted outstanding floating rate debt to fixed rate debt for a period ranging from two to four years. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

         At December 31, 1999, the Company had fixed rate debt, after giving effect to the interest rate swaps, of $155.0 million and variable rate debt of $22.6 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.2 million, holding debt level constant.


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


                      NAME                        AGE   POSITION
                      ----                        ---   --------
Naresh K. Nakra...............................     53   President, CEO and Director
Alexander M. Seaver...........................     40   Director
Bradley R. Kent...............................     36   Director
Alfred Aragona................................     58   Director
Terry R. Peets................................     55   Director
Thomas W. Knuesel.............................     52   Vice President of Finance and Chief Financial Officer
James M. Lincoln..............................     50   Vice President of Sales
Peter R. Lynn.................................     41   Vice President of Business Development & CIO
Christopher A. Mathews........................     45   Vice President of Manufacturing
Kenneth D. Toumey.............................     42   Vice President of Marketing


NARESH K. NAKRA
PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

     Dr. Nakra has been President, CEO and a director of Holdings and Operating Corp. since April 1998. From January 1993 to March 1998, he served as President and CEO of Gruma Corporation, an U.S. subsidiary of Gruma, S.A.

ALEXANDER M. SEAVER
DIRECTOR

     Mr. Seaver has been a director of Holdings and Operating Corp. since April 1998. Mr. Seaver is a principal and founding member of Seaver Kent. Prior to forming Seaver Kent in October 1996, Mr. Seaver was with InterWest Partners from 1987 to 1996, where he was a general partner. At InterWest Partners, Mr. Seaver focused on non-technology acquisitions, recapitalizations and late-stage venture capital investments. Mr. Seaver has served on the board of directors of a variety of companies including Bojangles', Cafe Valley, Heidi's Fine Desserts, Java City and Pacific Grain Products.

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

TERRY R. PEETS
DIRECTOR

     Mr. Peets has been Chairman of the Board of Bruno's Supermarkets, Inc. since 1999. Mr. Peets served as President, Chief Executive Officer and Director at PIA Merchandising Company, Inc. as well as Executive Vice President of The Vons Companies from 1995 to April 1997. Prior to joining Vons, Mr. Peets served in various sales, marketing and operation roles as Senior Vice President for Ralphs Grocery Company from 1977 to 1994, until he was named Executive Vice President in 1994. Mr. Peets also serves as director of SuperMarkets Online, a division of Catalina Marketing Corporation, a provider of in-store electronic marketing services.

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

PETER R. LYNN
VICE PRESIDENT OF BUSINESS DEVELOPMENT AND CHIEF INFORMATION OFFICER

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

         The Compensation Committee will review and make recommendations to the Board of Directors from time to time regarding compensation of officers and non-employee directors. The Compensation Committee will also administer the Company's stock-based compensation and incentive plans and make decisions regarding the grant of stock options and other awards to officers and employees thereunder. Mr. Seaver also serves on the compensation committees of the boards of directors of Java City and Pacific Grain Products.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth compensation paid by the Company for fiscal year 1997, 1998 and 1999 to its CEO during fiscal 1999 and to each of the four other most highly compensated executive officers of the Company as of the end of fiscal 1999 (collective, the "named executives").


                                                                                           (10)       Number of
                                                                                           Other      Securities
                                                                                          Annual      Underlying      All Other
   Name and Principal Position                      Year    Salary       Bonus         Compensation    Options       Compensation
   ---------------------------                      ----    ------       -----         ------------  ----------      ------------
NARESH K. NAKRA                                     1999    390,000     115,000            -           381,608        11,262   (2)
   President, Chief Executive Officer               1998    265,625     112,500            -            95,402        51,434   (8)
                                                    1997       -           -               -              -            -

CHRISTOPHER A. MATHEWS                              1999    137,000      25,000            -            47,701       135,650   (3)
   Vice President Manufacturing                     1998    137,000      11,700         129,533         47,701       138,663   (9)
                                                    1997    128,000      81,957            -            20,000        13,022   (1)

THOMAS W. KNUESEL (11)                              1999    147,000      12,000            -            47,701       135,650   (3)
   Vice President of Finance and CFO                1998    137,000      11,700         129,533         47,701       138,663   (9)
                                                    1997    128,000      72,728            -            20,000        13,022   (1)

KENNETH D. TOUMEY                                   1999    130,000      13,000            -            23,850         -
    Vice President of Marketing                     1998     16,250        -               -            23,850         -
                                                    1997       -           -               -              -            -

JAMES M. LINCOLN                                    1999    120,000      12,000                         23,850
    Vice President of  Sales                        1998     22,308                        -            23,850        24,000   (5)
                                                    1997                                   -              -            -

PETER R. LYNN                                       1999    120,000      12,000                         23,850         -
    Vice President of  Business Development         1998     10,462        -               -            23,850         -
                                                    1997       -           -               -              -            -

RICHARD S. CAMPBELL                                 1999    105,050        -               -              -          278,200   (4)
   Vice President Supply Chain                      1998    134,500      11,700         129,533         47,701       138,982   (7)
                                                    1997    123,000      66,900            -            20,000        12,275   (6)


-----------------------------
(1) This amount includes the Company's contribution of $4,750 to 401(k) and $8,272 to the profit sharing plan.
(2) This amount includes the Company's contribution of $4,800 to 401(k), $4,800 to the profit sharing plan and $1,662 for additional life insurance benefit.
(3) This amount includes the Company's contribution of $4,600 to 401(k); $4,800 to the profit sharing plan and $126,250 change in control
(4) This amount represents the Company's contribution of $4,800 to 401(k); $87,500 change in control; $42,900 annual bonus and $143,000 in severance.
(5)   Moving costs.
(6) This amount includes the Company's contribution of $2,892 to 401(k) and $9,383 to the profit sharing plan.
(7) This amount includes the Company's contribution of $3,750 to 401(k); $4,800 to the profit sharing plan; $42,932 of reimbursement for moving expenses and $87,500 change in control.
(8)   Moving  costs.
(9) This amount includes the Company's contribution of $5,000 to 401(k); $4,800 to the profit sharing plan and $129,063 change in control.
(10) 100% of other annual compensation consists of the excess of market value over the price paid by the executive for common shares purchased upon the exercise of options previously granted.
(11) Thomas W. Knuesel's last day of employment with the Company was March 17, 2000.

The option grants in 1999 for the named executive officers are shown in the following table:

                                                                                                    Potential Realizable Value
                                                       Number Of                                      At Assumed Annual Rates
                                                       Securities                                   Of Stock Price Appreciation
                                                       Underlying    Exercise Of                          For Option Term
                                                         Option       Base Price   Expiration       ---------------------------
   Name and Principal Position                          Granted       ($/share)      Date              5%                10%
   --------------------------------------------------  ----------    -----------  ------------      --------          ---------

Naresh K. Nakra....................................      286,206         13.98      4/21/2008       2,516,308         6,376,818
  President, Chief Executive Officer


The number of option held and their value at year end of fiscal 1999 for the named executive officers are shown in the following table:


                                                                                     Number of
                                                                                     Securities          Value of
                                                                                     Underlying         Unexercised
                                                                                     Unexercised        In-The-Money
                                                       Number Of                   Options At Fiscal     Options At
                                                        Shares                        Year-End          Fiscal Year-End
                                                      Acquired On      Value         Exercisble/         Exercisble/
                    Name and Principal Position        Exercise        Realized     Unexercisable        Unexercisable
                    ---------------------------       -----------      --------    ----------------    ----------------
Naresh K. Nakra.....................................       -              -           238,505/143,103           0/0
  President, Chief Executive Officer and Director

Christopher A. Mathews..............................       -              -            20,869/26,832           0/0
  Vice President Manufacturing

Thomas W. Knuesel...................................       -              -            20,869/26,832           0/0
  Vice President of Finance and CFO

James M. Lincoln.....................................      -              -            7,453/16,397            0/0
  Vice President of Sales

Kenneth  D. Toumey..................................       -               -           6,956/16,894            0/0
  Vice President Marketing

Peter R. Lynn.........................................     -               -           6,956/16,894            0/0
  Vice President Business Development

Richard S. Campbell..................................      -              -                  -                  -
  Vice President - Supply Chain
------------------------------------------------------------------------------------------------------------------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF BENEFICIAL OWNERS OF MORE THAN 5% OF THE ISSUER'S VOTING SECURITIES


                                                                                   Amount and
                                                                                   Nature of
                                                                                   Beneficial
                                                                                    Ownership            Percent of
   Name and Address of Beneficial Owner           Title of Class                (number of shares)          Class
   ------------------------------------           ---------------             ----------------------    -------------
Seaver Kent-TPG Partners, L.P.                    Holdings Common Stock             2,659,320   (1)      56.60%   (3)
430 Cowper Street - Suite 200
Palo Alto, CA 94301

Seaver Kent I Parallel, L.P.                      Holdings Common Stock               265,217   (2)       5.64%   (4)
430 Cowper Street - Suite 200
Palo Alto, CA 94301

Alexander M. Seaver                                         -                        -          (5)       -

Bradley R. Kent                                             -                        -          (6)       -

Andrew M. Hunter, III                             Holdings Common Stock               289,736            19.54%
537 Herrington Road
Wayzata, Minnesota 55391

John L. Morrison                                  Holdings Common Stock               109,350             7.38%
234 Edgewood Avenue
Wayzata, Minnesota 55391

Edward A. Michael                                 Holdings Common Stock                97,272             6.56%
4901 Golf Share Blvd. Suite #201
Naples, Florida 34103

Alan S. McDowell                                  Holdings Common Stock                87,751             5.92%
Box 25152
Jackson, Wyoming 83001

Robert J. Keith, Jr.                              Holdings Common Stock                86,206             5.79%
100 Bushaway Road
Wayzata, Minnesota 55391

------------------------------
(1) Includes 300,216 shares acquired through the exercise of Warrants, 215 shares utilized for cashless exercise, and 2,358,889 shares issuable upon exercise of Warrants.
(2) Includes 29,813 shares acquired through the exercise of Warrants, 22 shares utilized for cashless exercise, and 235,382 shares issuable upon exercise of Warrants.
(3) Includes 49.58% represented by unexercised, issuable Warrants as described in note (1) above.
(4) Includes 4.95% represented by unexercised, issuable Warrants as described in note (2) above.
(5) Seaver Kent-TPG Partners, L.P. is an entity affiliated with Alexander M. Seaver. Mr. Seaver disclaims beneficial ownership of all shares owned by such entity.
(6) Seaver Kent-TPG Partners, L.P. is an entity affiliated with Bradley R. Kent. Mr. Kent disclaims beneficial ownership of all shares owned by such entity.

SECURITY OWNERSHIP OF MANAGEMENT


                                                     Amount and Nature of
                                                     Beneficial Ownership                  Percent of Class
                                                      (number of shares)              --------------------------
                                             -----------------------------------          Holdings    Holdings
                                             Holdings Common         Holdings             Common      Preferred
Name of Beneficial Owner                         Stock           Preferred Stock           Stock        Stock
------------------------                     ---------------     ---------------       ------------   ----------

Seaver Kent-TPG Partners, L.P.                  2,659,320   (1)            22,636        56.60%   (8)      48.78%

Seaver Kent I Parallel, L.P.                      265,217   (2)             2,264         5.64%   (9)       4.88%

Alexander M. Seaver                              -          (3)            -              -                   -

Bradley R. Kent                                  -          (4)            -              -                   -

Alfred Aragona                                   -                         -              -                   -

Terry R. Peets                                   -                         -              -                   -

Naresh K. Nakra                                   117,344   (5)             1,000         2.50%   (10)      2.16%

Christopher A. Mathews                             50,721   (6)               400         1.08%   (11)      0.86%

Thomas W. Knuesel                                  11,925   (7)               100         0.25%   (12)      0.22%

James M. Lincoln                                 -                         -              -                   -

Kenneth D. Toumey                                -                         -              -                   -

Peter R. Lynn                                    -                         -              -                   -

Richard S. Campbell                              -                         -              -                   -

All Executive Officers and Directors            3,104,527   (13)           26,400        66.07%            56.90%
   (thirteen persons)


(1) Includes 300,216 shares acquired through the exercise of Warrants, 215 shares utilized for cashless exercise, and 2,358,889 shares issuable upon exercise of Warrants.
(2) Includes 29,813 shares acquired through the exercise of Warrants, 22 shares utilized for cashless exercise, and 235,382 shares issuable upon exercise of Warrants.
(3) Seaver Kent-TPG Partners, L.P. and Seaver Kent I Parallel L.P. are entities affiliated with Alexander M. Seaver. Mr. Seaver disclaims beneficial ownership of all shares owned by such entities.
(4) Seaver Kent-TPG Partners, L.P. and Seaver Kent I Parallel L.P. are entities affiliated with Bradley R. Kent. Mr. Kent disclaims beneficial ownership of all shares owned by such entities.
(5) Includes 13,267 shares acquired through the exercise of Warrants, 10 shares utilized for cashless exercise, and 104,067 shares issuable upon exercise of Warrants.
(6) Includes 3,497 shares owned prior to the Recapitalization, 5,366 acquired through the exercise of Warrants, 4 shares utilized for cashless exercise, and 41,854 shares issuable upon exercise of Warrants.
(7) Includes 1,342 shares acquired through the exercise of Warrants, 1 share utilized for cashless exercise, and 10,582 shares issuable upon exercise of Warrants.
(8) Includes 49.58% represented by unexercised, issuable shares as described in note (1) above.
(9) Includes 4.95% represented by unexercised, issuable shares as described in note (2) above.
(10) Includes 2.19% represented by unexercised, issuable shares as described in note (5) above.
(11) Includes 0.88% represented by unexercised, issuable shares as described in note (6) above.
(12) Includes 0.22% represented by unexercised, issuable shares as described in note (7) above.
(13) Includes all shares currently held and exercisable by entities affiliated with a director as described in notes (1) and (2) above and all shares currently held and issuable as described in notes (5) through (7) above.

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

                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as a part of this report:

     (1) Consolidated Financial Statements See Index to Consolidated Financial Statements on page ___

     (2)  Financial Statement Schedules
              Financial Statement Schedules have been omitted because they are not required or are not applicable, or because the information required to be set forth therein either is not material or is included in the Consolidated Financial Statements or related notes.
     (3)  Exhibits
          See Exhibit Index on pages ___ through ___.
(b)    Reports on Form 8-K
       No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1999.
(c)    Exhibits
       See Exhibit Index on pages __ through __.
(d)    Other Financial Statements
       Not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DIAMOND BRANDS OPERATING CORP. (Registrant)
                         By: /s/  Naresh K. Nakra
                         -----------------------------------------------
                         Naresh K. Nakra President and Chief Executive Officer

                         Date: MARCH 30, 2000

                                                     [LOGO]ARTHUR ANDERSEN



DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

Consolidated Financial Statements and
Supplemental Schedule as of
December 31, 1999 and 1998
Together with Report of
Independent Public Accountants

                                                     [LOGO]ARTHUR ANDERSEN

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Diamond Brands Operating Corp:

We have audited the accompanying consolidated balance sheets of Diamond Brands Operating Corp. (a Delaware corporation and wholly owned subsidiary of Diamond Brands Incorporated) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Brands Operating Corp. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
   March 8, 2000

                  DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

                            Consolidated Balance Sheets
                                  As of December 31

                 (In Thousands, Except Share and Per Share Amounts)

                                                                                   1999              1998
                                                                              -------------    -------------
                                                      ASSETS

CURRENT ASSETS:
   Accounts receivable, net of allowances of $1,354 and $1,035                   $ 14,311         $ 12,379
   Inventories                                                                     12,084           11,966
   Deferred income taxes                                                            2,671            2,161
   Prepaid expenses                                                                   590              980
   Net assets from discontinued operations                                          1,589           26,508
                                                                              -------------    -------------
               Total current assets                                                31,245           53,994
                                                                              -------------    -------------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                               558              558
   Buildings and improvements                                                       6,259            6,762
   Machinery and equipment                                                         29,581           25,156
                                                                              -------------    -------------
               Property, plant and equipment, at cost                              36,398           32,476
   Less- Accumulated depreciation                                                 (20,210)         (17,978)
                                                                              -------------    -------------
               Property, plant and equipment, net                                  16,188           14,498

GOODWILL                                                                           24,381           25,100

DEFERRED INCOME TAXES                                                               5,395                -

DEFERRED FINANCING COSTS AND OTHER ASSETS                                           6,085            6,735
                                                                              -------------    -------------
               Total assets                                                       $83,294         $100,327
                                                                              -------------    -------------
                                                                              -------------    -------------
                                      LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt                                          $  4,625         $  2,750
   Accounts payable                                                                 5,768            5,801
   Accrued expenses                                                                 8,826           11,252
                                                                              -------------    -------------
               Total current liabilities                                           19,219           19,803

POSTRETIREMENT BENEFIT OBLIGATIONS                                                  1,497            1,559

DEFERRED INCOME TAXES                                                                   -               20

LONG-TERM DEBT, net of current maturities                                         173,000          177,174
                                                                              -------------    -------------
               Total liabilities                                                  193,716          198,556
                                                                              -------------    -------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDER'S DEFICIT:
   Common stock, $0.01 par value, 1,000 shares authorized;
    1,000 shares issued and outstanding                                                 1                1
   Accumulated deficit                                                           (110,423)         (98,230)
                                                                              -------------    -------------
               Total stockholder's deficit                                       (110,422)         (98,229)
                                                                              -------------    -------------
               Total liabilities and stockholder's deficit                       $ 83,294         $100,327
                                                                              -------------    -------------
                                                                              -------------    -------------


The accompanying notes are an integral part of these consolidated balance sheets.

                         DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

                               Consolidated Statements of Operations

                                 For the Years Ended December 31

                                           (In Thousands)

                                                         1999         1998         1997
                                                     ------------  -----------  -----------
NET SALES                                              $104,694       $98,377       $94,070

COST OF SALES                                            64,952        63,837        60,820
                                                     ------------  -----------  -----------
               Gross profit                              39,742        34,540        33,250

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             12,912        10,470         9,276

GOODWILL AMORTIZATION                                       720           720           720
                                                     ------------  -----------  -----------
               Operating income                          26,110        23,350        23,254

INTEREST EXPENSE                                         18,565        15,116         3,067
                                                     ------------  -----------  -----------
               Income from continuing operations
                 before provision for income taxes        7,545         8,234        20,187

PROVISION FOR INCOME TAXES (Note 7)                       3,307         1,175         1,376
                                                     ------------  -----------  -----------
               Income from continuing operations       $  4,238       $ 7,059       $18,811
                                                     ------------  -----------  -----------
                                                     ------------  -----------  -----------
DISCONTINUED OPERATIONS (Note 3)
   Income (loss) from discontinued operations,
     net of income tax benefit of $2,628, $1,483
     and $0, respectively                              $ (3,941)      $(2,222)      $ 1,818

   Loss on disposal, net of income tax benefit
    of $8,136, $0 and $0, respectively                  (12,203)            -             -
                                                     ------------  -----------  -----------
               Gain (loss) from discontinued
                operations                              (16,144)       (2,222)        1,818
                                                     ------------  -----------  -----------
               Net income (loss)                       $(11,906)      $ 4,837       $20,629
                                                     ------------  -----------  -----------
                                                     ------------  -----------  -----------

UNAUDITED PRO FORMA NET INCOME FROM
 CONTINUING OPERATIONS (Note 7):

   Income from continuing operations before
    provision for income taxes                         $  7,545       $ 8,234       $20,187
   Pro forma income tax provision                         3,307         3,300         8,100
                                                     ------------  -----------  -----------
   Pro forma net income from continuing operations     $  4,238       $ 4,934       $12,087
                                                     ------------  -----------  -----------
                                                     ------------  -----------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

                        DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

                  Consolidated Statements of Stockholder's Equity (Deficit)

                         (In Thousands, Except Share Information)

                                               Common Stock                        Retained
                                              --------------                       Earnings
                                               Number    Par         Division    (Accumulated
                                             of Shares  Value    Capitalization     Deficit)       Total
                                             ---------  -----   ---------------  -------------  ----------
BALANCE, December 31, 1996                          -    $ -          $935        $  16,819      $  17,754
   Distribution declared to stockholders            -      -             -          (10,453)       (10,453)

   Net income                                       -      -             -           20,629         20,629
                                             ---------  -----   ---------------  -------------  ----------
BALANCE, December 31, 1997                          -      -           935           26,995         27,930
   Distribution declared to stockholders            -      -             -           (1,850)        (1,850)
   Formation of Operating Corp.                 1,000      1             -                -              1
   Merger with Diamond
      Brands Incorporated                           -      -          (935)             935              -
   Distribution to
      Diamond Brands Incorporated                   -      -             -         (129,147)      (129,147)
   Net income                                       -      -             -            4,837          4,837
                                             ---------  -----   ---------------  -------------  ----------
BALANCE, December 31, 1998                      1,000      1             -          (98,230)       (98,229)
   Distribution from Holdings                       -      -             -             (287)          (287)
   Net loss                                         -      -             -          (11,906)       (11,906)
                                             ---------  -----   ---------------  -------------  ----------
BALANCE, December 31, 1999                      1,000    $ 1          $  -        $(110,423)     $(110,422)
                                             ---------  -----   ---------------  -------------  ----------
                                             ---------  -----   ---------------  -------------  ----------

The accompanying notes are an integral part of these consolidated financial statements.

                 DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                       For the Years Ended December 31

                               (In Thousands)

                                                                                      1999         1998       1997
                                                                                   -----------  ----------  ----------
OPERATING ACTIVITIES:

   Net income (loss)                                                                 $(11,906)  $   4,837    $20,629
   Net assets of discontinued operations                                               24,919       2,890    (29,398)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities of continuing operations-
     Depreciation and amortization                                                      3,987       4,363      4,024
     Deferred income taxes                                                             (5,925)     (2,141)     1,376
     Change in operating assets and liabilities:
      Accounts receivable                                                              (1,932)     (2,589)        78
      Inventories                                                                        (118)        126       (302)
      Prepaid expenses and other current assets                                           390        (719)        42
      Accounts payable                                                                    (33)      2,594       (627)
      Accrued expenses                                                                 (2,426)      4,247     (1,015)
      Other liabilities                                                                   (62)        (27)        35
                                                                                   -----------  ----------  ----------
       Net cash provided by (used in) operating activities of continuing
        operations                                                                      6,894      13,581     (5,158)
                                                                                   -----------  ----------  ----------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                          (3,966)     (2,113)    (2,275)
                                                                                   -----------  ----------  ----------
       Net cash used in investing activities of continuing operations                  (3,966)     (2,113)    (2,275)
                                                                                   -----------  ----------  ----------
FINANCING ACTIVITIES:
   Borrowings under revolving line of credit                                            27,350     34,900     30,300
   Repayments under revolving line of credit                                           (26,899)   (39,600)   (29,100)
   Long-term borrowings                                                                      -    180,000     21,000
   Repayments of long-term borrowings                                                   (2,750)   (44,873)    (7,548)
   Distributions paid to stockholders                                                        -     (5,454)    (6,849)
   Incorporation of Operating Corp.                                                          -          1          -
   Distribution to Holdings                                                               (287)  (129,147)         -
   Debt issuance costs                                                                    (342)    (7,295)      (370)
                                                                                   -----------  ----------  ----------
       Net cash provided by (used in) financing activities of continuing
        operations                                                                      (2,928)   (11,468)     7,433
                                                                                   -----------  ----------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    -          -          -

CASH AND CASH EQUIVALENTS, beginning of year                                                 -          -          -
                                                                                   -----------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of year                                               $       -  $       -    $     -
                                                                                   -----------  ----------  ----------
                                                                                   -----------  ----------  ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for-
    Interest                                                                         $  16,933  $ 11,443     $ 4,206
                                                                                   -----------  ----------  ----------
                                                                                   -----------  ----------  ----------
    Income taxes                                                                     $       7  $     20     $   283
                                                                                   -----------  ----------  ----------
                                                                                   -----------  ----------  ----------
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
   Distribution to stockholders declared but not yet paid                            $      -   $      -     $ 3,604
                                                                                   -----------  ----------  ----------
                                                                                   -----------  ----------  ----------
   Transfer of Holdings' assets and liabilities to Operating Corp.                   $      -   $ 29,995     $     -
                                                                                   -----------  ----------  ----------
                                                                                   -----------  ----------  ----------



The accompanying notes are an integral part of these consolidated financial statements.

                 DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION:

The accompanying consolidated financial statements prior to the Recapitalization (see Note 4) include the accounts of Diamond Brands Incorporated (Holdings) and its wholly owned subsidiaries, Forster, Inc. (Forster) and Empire Candle, Inc. (Empire). In connection with the Recapitalization in April 1998, Holdings organized Diamond Brands Operating Corp. (Operating Corp.) and transferred substantially all of its assets and liabilities to Operating Corp. The accompanying consolidated financial statements for periods presented subsequent to the Recapitalization include the accounts of Operating Corp. and its wholly owned subsidiaries, Forster and Empire, after elimination of all material intercompany balances and transactions. "The Company" is defined as Holdings and its subsidiaries prior to the Recapitalization and Operating Corp. and its subsidiaries subsequent to the Recapitalization.

The consolidated financial statements have been restated to reflect the candle operations as a discontinued operation as further discussed in Note 3. Unless indicated otherwise, all financial information in the notes to consolidated financial statements excludes discontinued operations.

The Company is a leading manufacturer and marketer of a broad range of consumer products, including wooden matches and firestarters; plastic cutlery and straws; scented, citronella and holiday candles; and toothpicks, clothespins and wooden crafts. The Company's products are marketed primarily in the United States and Canada under the nationally recognized Diamond and Forster brand names. During 1999, 1998 and 1997, one customer accounted for 19%, 18% and 17% of gross sales, respectively.

2. SIGNIFICANT RISKS AND UNCERTAINTIES:

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

As a result of the Recapitalization, the Company is highly leveraged. The Company's high degree of leverage may have important consequences for the Company, including that (i) the ability of the Company to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on terms favorable to the Company; (ii) a substantial portion of the Company's cash flow will be used to pay the Company's interest expense and, in the cases of indebtedness incurred in the future, possible principal repayments, which will reduce the funds that would otherwise be available to the Company for its operations and future business opportunities; (iii) a substantial decrease in net operating cash flows or an increase in expenses of the Company could make it difficult for the Company to meet its debt service requirements and force it to modify its operations; (iv) the Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage; and (v) the Company's high degree of leverage may make it more vulnerable to a downturn in its business, the general economy or interest rate increases. Any inability of the Company to service its indebtedness or to obtain additional financing, as needed, would have a material adverse effect on the Company's business.

During 1999, the Company obtained a waiver to exclude certain costs in the calculation of earnings before interest, taxes, depreciation and amortization (EBITDA) in order to be in compliance with all covenants as of December 31, 1998. Additionally, the Company obtained an amendment on financial covenants through December 31, 2000. At December 31, 1999, the Company was in compliance with such covenants. The Company, based upon its operating plan, expects to comply with all financial covenants for 2000. If the operating plan is not met, the Company believes it has the ability to manage its cash flows and discretionary spending to maintain the compliance. Beginning March 31, 2001, the financial covenants will revert to the original covenants and will require improved fixed-charge and interest coverages and reduced maximum leverage.

The markets for certain of the Company's products are highly competitive. The Company competes, particularly with respect to its cutlery products, with a number of domestic manufacturers which are larger and have significantly greater resources than the Company. In addition, the Company competes with foreign manufacturers, particularly those located in Sweden, Chile, Brazil, Japan, China and Korea, which may have lower manufacturing costs than those of the Company. The Company believes that the barriers to entry into the Company's business are relatively low, and there can be no assurance that the Company will not face greater competition from existing or additional manufacturers in the future. The Company cannot predict the pricing or promotional activities of its competitors or their effects on the Company's ability to market and sell its products. Attempts by existing or new competitors seeking to gain or retain market share by reducing prices or through other promotional activities could have a material adverse effect on the Company's business, financial condition and operating results. In addition, there can be no assurance that the Company's sales volume or market shares would not be adversely affected by consumer reaction to higher prices or that industry manufacturing capacity will not change so as to create an imbalance of supply and demand in future periods.

The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the year ended December 31, 1999, sales to the Company's top 10 customers accounted for approximately 50% of the Company's gross sales, with one customer, Wal-Mart, accounting for approximately 19% of gross sales. The loss of Wal-Mart or other significant customers or a significant reduction in their purchases from the Company could have a material adverse effect on the Company's business, financial condition and operating results.

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

Among other industries, the automotive and housing industries are significant users of polystyrene resin. As a result, significant changes in worldwide capacity and demand in these other industries may cause significant fluctuations in the prices of polystyrene resin. Although the Company has generally passed these price changes to customers on a delayed basis, there can be no assurance that the Company will be able to purchase polystyrene resin at prices that can adequately passed on to customers. Although the Company has entered into a long-term supply contract with a major supplier of polystyrene resin, under which the Company believes it receives the lowest price available to any customer purchasing similar volume and receives short-term price protection during periods of rising prices, there can be no assurance that this transaction would reduce the impact on the Company of changes in polystyrene resin prices.

Other primary raw materials required by the Company in its business include containers, birch and maple wood to produce the Company's toothpick, clothespin and woodencraft products, and aspen wood and commodity chemicals to produce the Company's wooden match products. Other raw materials include paperboard and corrugated cardboard. Significant increases in the prices of such raw materials could have a material adverse effect on the Company's business, financial condition and operating results. Although the Company believes that sources of its principal raw materials will continue to be adequate to meet requirements and that alternative sources are available, there can be no assurance that severe shortages of raw materials will not occur in the future that could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's business, financial condition and operating results.

3. DISCONTINUED OPERATIONS:

Effective September 30, 1999 the board of directors of the Company approved the divestiture of the candle operations of the Company and recorded a total charge for the loss from discontinued operations of approximately
$18,500,000, net of tax. For segment reporting purposes, the candle operations were previously reported as the candles reportable segment.

On December 14, 1999, the Company entered into an agreement for purchase and sale of the assets of Empire. The agreement provided for the sale of certain assets and liabilities of Empire for a total consideration of approximately $2,900,000. The sale resulted in a decrease of the net loss on disposal of discontinued operations of $2,300,000, net of tax, during the fourth quarter of 1999.

Net assets from discontinued operations consisted of the following as of December 31 (in thousands):

                                                        1999         1998
                                                    -----------  -----------
            Accounts receivable, net                   $2,089      $ 3,715
            Inventories                                     -       10,406
            Prepaid expenses                                -           19
            Property, plant and equipment, net              -        3,232
            Goodwill, net                                   -       12,671
            Accounts payable and accrued expenses        (500)      (3,535)
                                                    -----------  -----------
                     Net assets from
                      discontinued operations          $1,589      $26,508
                                                    -----------  -----------
                                                    -----------  -----------

Net sales from discontinued operations were $15.7 million, $21.9 million and $24.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

4. RECAPITALIZATION:

Holdings, its existing stockholders (the Stockholders), Seaver Kent-TPG Partners, L.P. and Seaver Kent I Parallel, L.P. (collectively, the Sponsors) entered into a recapitalization agreement dated March 3, 1998 (the Recapitalization Agreement), which provided for the Recapitalization of Holdings. Pursuant to the Recapitalization Agreement, the Sponsors and other investors purchased from Holdings, for an aggregate purchase price of $47,000,000, shares of pay-in-kind preferred stock of Holdings (Holdings Preferred Stock), together with warrants (the Warrants) to purchase shares of common stock of Holdings (Holdings Common Stock). The shares of Holdings Common Stock issuable upon the full exercise of the Warrants would represent 77.5% of the outstanding shares of Holdings Common Stock after giving effect to such issuance. In addition, Holdings purchased (the Equity Repurchase) for $211,421,000, subject to certain working capital adjustments, from the Stockholders, all outstanding shares of Holdings' capital stock other than shares (the Retained Shares) of Holdings Common Stock having an implied value (based solely on the per share price to be paid in the Equity Repurchase) of $15,000,000 (the Implied Value), which will continue to be held by certain of the Stockholders. The Retained Shares will represent 22.5% of the outstanding shares of Holdings Common Stock after giving effect to the full exercise of the Warrants. Holdings, the Sponsors and the holders of the Retained Shares also entered into a stockholders' agreement pursuant to which, among other things, the Sponsors have the ability to direct the voting of outstanding shares of Holdings Common Stock in proportion to their ownership of such shares as if the Warrants were exercised in full. Accordingly, the Sponsors have voting control of Holdings commencing upon the Recapitalization.

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

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

RECLASSIFICATIONS

Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation. Such reclassifications had no effect on previously reported results of operations or stockholder's deficit.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowance for doubtful accounts and inventory obsolescence reserves. Ultimate results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets at December 31, 1999 and 1998 for accounts receivable and payable approximate fair value due to the immediate or short-term maturity of these financial instruments. As the interest rates on the revolving line of credit, term loan facilities and term note are reset monthly based on current market rates, the carrying value of these financial instruments approximates fair value. The fair value of the Notes as of December 31, 1999 and 1998, based upon quoted market prices, was $77,000,000 and $90,000,000, respectively. The fair value of interest rate exchange agreements are described in Note 6.

INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and include materials, labor and overhead.

Inventories consisted of the following as of December 31 (in thousands):

                                        1999         1998
                                     ---------    ----------
            Raw materials             $ 3,409      $ 3,858
            Work in process               458          462
            Finished goods              8,217        7,646
                                     ---------    ----------
                       Total          $12,084      $11,966
                                     ---------    ----------
                                     ---------    ----------

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided on the straight-line method over estimated useful lives of 5 to 29 years for buildings and improvements and 3 to 10 years for machinery and equipment. Maintenance and repairs are charged to expense as incurred.

GOODWILL

Goodwill represents the costs of acquisitions in excess of the fair value of the net assets acquired and is amortized using the straight-line method over 40 years. Accumulated amortization as of December 31, 1999 and 1998 was $3,479,000 and $2,760,000, respectively.

The Company periodically evaluates whether events and circumstances have occurred that may affect the realizable nature of goodwill and other long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, an impairment loss would be recognized.

During the third quarter of 1999, goodwill and other long-lived assets were adjusted in conjunction with the loss on discontinued operations as discussed in Note 3. No further impairment has been recognized for the year ended December 31, 1999.

DEFERRED FINANCING COSTS

Deferred financing costs consist of debt issuance costs and are being amortized over the lives of the underlying debt agreements.

REVENUE RECOGNITION

Revenue for products sold is recognized at the time of shipment.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, to be effective for fiscal years beginning after June 15, 2000 (for the Company, beginning January 1, 2001). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. The Company believes the adoption of SFAS No. 133 will not have a material impact on the Company's future financial position or results of operations.

6. LONG-TERM DEBT:

Long-term debt consisted of the following as of December 31 (in thousands):

                                                                                    1999         1998
                                                                                 -----------  ----------
Revolving line of credit, interest at prime rate (8.50% as of December 31,
  1999) plus 2.00%                                                                 $    750     $    300
Senior subordinated notes, interest at 10.125%, due 2008                            100,000      100,000
Term loan facility, interest at LIBOR (6.25% as of December 31, 1999)
 plus 3.50%, through 2006                                                            49,125       49,624
Term loan facility, interest at LIBOR plus 3.00%, through 2005                       27,750       30,000
                                                                                 -----------  ----------
               Total debt                                                           177,625      179,924
Less- Current maturities                                                             (4,625)      (2,750)
                                                                                 -----------  ----------
               Total long-term debt                                                $173,000     $177,174
                                                                                 -----------  ----------
                                                                                 -----------  ----------

In April 1998, the Company completed an offering of $100,000,000 of 10.125% senior subordinated notes. The net proceeds to the Company for the offering, after discounts, commissions and other offering costs, were $97,000,000 and were used to repay all outstanding indebtedness and to repurchase of Holdings Common Stock.

The Company also entered into a bank credit agreement which provides for $80,000,000 in term loan facilities and a $25,000,000 revolving credit facility through 2004, collectively referred to as the Bank Facilities. The Company's obligations under the Bank Facilities are guaranteed by Operating Corp.'s subsidiaries and are secured by liens on Operating Corp.'s and its subsidiaries' assets and capital stock. As of December 31, 1999, the Company had $4.7 million available for borrowing under the Revolving Credit Facility as limited under the financial covenant defined as the maximum leverage ratio.

Revolving line of credit (revolver) data is as follows for the years ended December 31 (dollars in thousands):

                                                      1999       1998          1997
                                                   ---------  ---------   -----------
            Revolver borrowings at year-end         $   750     $  300       $ 5,000
            Average daily revolver borrowings         4,436      5,029         7,015
            Highest total revolver borrowings        10,150      8,950        10,700

            Weighted average interest rates:
               Based on average daily borrowings      11.36%      9.34%         8.14%

The Company has entered into interest rate exchange agreements with financial institutions that limit its exposure to interest rate volatility by effectively converting a portion of variable rate debt to fixed rate debt. As of December 31, 1999 and 1998, the notional principal amount of these agreements totaled $55,000,000, with fixed LIBOR rates ranging from 5.93% to 5.98%. Of this amount, $15,000,000 expires in 2001 and $40,000,000 expires in 2003. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable LIBOR rates in the contracts. As of December 31, 1999 and 1998, the fair value of all outstanding contracts, which represents the estimated amount that the bank would receive or pay to terminate the swap agreements at the reporting date taking into account current interest rates and the current creditworthiness of the swap counterparties, was a net receivable position of $1,120,957 and a net payable position of $1,637,000, respectively.

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

The Company obtained a waiver in February 1999 to include certain costs associated with customer allowances and inventory adjustments, primarily at the Empire facility, in the definition of EBITDA, to be in compliance with all covenants as of December 31, 1998. In March 1999, an amendment on financial ratio covenants for future periods was approved. At December 31, 1999, the Company was in compliance with all such covenants.

Future maturities of long-term debt were as follows as of December 31, 1999 (in thousands):

              2000                    $  4,625
              2001                       5,000
              2002                       6,125
              2003                       6,500
              2004                       7,250
              Thereafter               148,125
                                      ---------
                                      $177,625
                                      ---------
                                      ---------

7. INCOME TAXES:

Effective January 1, 1997, the Company converted from a C corporation to an S corporation due to a change in tax laws allowing entities with subsidiaries to elect this status. Net deferred tax assets as of December 31, 1996 are reflected as a charge in the 1997 consolidated statement of operations.

Effective with the Recapitalization (see Note 4) in April 1998, the Company elected C corporation status and began accounting for income taxes using the liability method. Under this method, deferred income taxes were recognized for temporary differences between the tax and financial reporting bases of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the election, the Company reinstated net deferred tax assets and liabilities of $1,421,000 in April 1998, which increased the tax benefit for the year ended December 31, 1998.

The taxable income or loss of the Company for the period from January 1, 1997 to the Recapitalization is included in the individual returns of stockholders for federal tax purposes and, to the extent allowed and elected, for state tax purposes. Accordingly, there is no provision for current income taxes in 1997 and through April 20, 1998.

The Company's income tax provision (benefit) for the years ended December 31 consisted of the following, including the benefit from the loss from discontinued operations (in thousands):

                               1999         1998         1997
                             ----------  ------------  -----------
            Current:
               Federal         $(1,308)     $ 1,603     $    -
               State              (224)         230          -
            Deferred            (5,925)      (2,141)     1,376
                             ----------  ------------  -----------
                               $(7,457)     $  (308)    $1,376
                             ----------  ------------  -----------
                             ----------  ------------  -----------

A reconciliation from the federal statutory tax rate to the effective tax rate for the periods in which the Company was a C corporation for income tax purposes was as follows:

                                                                                  1999         1998
                                                                              -----------   ----------
            Federal statutory tax rate                                           (35.0)%       35.0%
            State income taxes, net of federal benefit                            (6.0)         6.0
            Goodwill amortization                                                  2.5          4.0
            S corporation earnings                                                 -          (22.8)
            Restoration of net deferred tax asset upon conversion                  -          (31.4)
            Other items, net*                                                      -            2.4
                                                                              -----------   ----------
                           Effective income tax rate                             (38.5)%       (6.8)%
                                                                              -----------   ----------
                                                                              -----------   ----------

*None of these items individually exceeds 5% of federal tax at the statutory rate on earnings (loss) before income taxes.

Components of deferred income taxes are as follows as of December 31 (in thousands):

                                                                 1999        1998
                                                               --------     -------
           Current deferred tax assets:
               Inventory reserves                               $  670      $  432
               Postretirement benefits                             653         648
               Allowances for doubtful accounts                    508         514
               Workers' compensation                               386         404
               Other                                               454         163
                                                               --------     -------
                           Total current deferred tax assets    $2,671      $2,161
                                                               --------     -------
                                                               --------     -------
            Long-term deferred tax assets (liabilities):
               Net operating loss carryforward                  $5,748      $    -
               Depreciation                                       (353)        (20)
                                                               --------     -------
                           Total long-term deferred tax assets  $5,395      $  (20)
                                                               --------     -------
                                                               --------     -------

The unaudited pro forma income tax expense is presented assuming the Company had been a C corporation since January 1, 1997, using an effective income tax rate of 44%, 40% and 40% for the years ended December 31, 1999, 1998 and 1997, respectively.

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

In December 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," an amendment of SFAS Nos. 87, 88 and 106, which requires revised disclosures about pension and other postretirement benefit plans.

The change in projected benefit obligation and plan assets consisted of the following for the years ended December 31 (in thousands):

                                                                                Pension            Postretirement
                                                                               Benefits               Benefits
                                                                          -------------------    -------------------
                                                                           1999        1998        1999       1998
                                                                          --------  ---------    --------  ---------
Change in benefit obligation:
   Projected benefit obligation, beginning of the year                      $5,480     $5,454    $1,559    $1,586
   Service cost                                                                  -          -        40        39
   Interest cost                                                               386        386       110       110
   Actuarial (gain) loss                                                       (73)       (22)     (115)     (103)
   Benefits paid                                                              (306)      (338)      (97)      (73)
                                                                          --------  ---------    --------  ---------
               Projected benefit obligation, end of the year                $5,487     $5,480    $1,497     $1,559
                                                                          --------  ---------    --------  ---------
                                                                          --------  ---------    --------  ---------
Change in plan assets:
   Fair value of plan assets, beginning of year                             $6,035     $6,111    $    -     $    -
   Actual return on plan assets                                                620        240         -          -
   Employer contributions                                                       10         22        97         73
   Benefits paid                                                              (306)      (338)      (97)       (73)
                                                                          --------  ---------    --------  ---------
               Fair value of plan assets, end of year                       $6,359     $6,035    $    -     $    -
                                                                          --------  ---------    --------  ---------
                                                                          --------  ---------    --------  ---------

The funded status of the Company's plans were as follows as of December 31 (in thousands):

                                          Pension           Postretirement
                                          Benefits             Benefits
                                      ----------------     -------------------
                                       1999      1998       1999         1998
                                      --------  ------     ---------  --------
Funded status                          $872      $555       $(1,497)   $(1,559)
Unrecognized actuarial gain            (614)     (362)            -          -
Unrecognized prior service cost          27        53             -          -
                                      --------  ------     ---------  --------
    Prepaid (accrued) benefit cost     $285      $246       $(1,497)   $(1,559)
                                      --------  ------     ---------  --------
                                      --------  ------     ---------  --------

The following weighted average assumptions were used to account for the plans for the years ended December 31:

                                         Pension Benefits                Postretirement Benefits
                                   -----------------------------        -------------------------
                                      1999              1998              1999             1998
                                   ------------  ---------------        -----------  ------------
Discount rate                       6.5%-7.3%         6.5%-7.3%           7.0%           7.0%-7.5%
Expected return on plan assets       7.0-7.3           7.0-7.3            N/A               N/A
Rate of compensation increase          N/A               N/A              4.5             4.0-4.5

The components of net benefit (income) expense are as follows for the years ended December 31 (in thousands):

                                                        Pension               Postretirement
                                                        Benefits                 Benefits
                                                 ---------------------    ------------------------
                                                 1999     1998    1997     1999     1998     1997
                                                 ------   -----  -----    ------   ------   ------
Service cost                                      $  -     $  -  $  -     $ 40     $ 39     $ 34
Interest cost                                      387      386   371      110      110       96
Expected return on plan assets                    (430)    (442) (385)       -        -        -
Amortization of prior service cost                  30       26    26        -        -        -
Recognized actuarial gain                          (22)     (33)  (14)      (9)     (23)     (19)
                                                 ------   -----  -----    ------   ------   ------
               Net benefit (income) expense       $(35)    $(63) $ (2)    $141     $126     $111
                                                 ------   -----  -----    ------   ------   ------
                                                 ------   -----  -----    ------   ------   ------

The Company also has a defined contribution retirement plan for certain union employees. The Company makes contributions to the plan based on hours worked. Total expense related to the defined plans was $294,000 in 1999, $248,000 in 1998 and $267,000 in 1997.

401(K) SAVINGS AND PROFIT-SHARING PLANS

The Company has two 401(k) savings and profit-sharing plans (the Plans) for certain nonunion employees. The Plans are qualified defined contribution plans in accordance with Section 401(k) of the Internal Revenue Code. The Company's policy is to match 50% of employee contributions up to a maximum of 3% of compensation. Additionally, the Company makes discretionary profit-sharing contributions that are determined by the board of directors. Total expense related to the Plans was $612,000 in 1999, $593,000 in 1998 and $635,000 in 1997.

STOCK OPTIONS

During 1997 and 1998, the Company adopted stock option plans that authorized the grant of stock options to key executives. Options granted during 1997 were exercised as a result of the Recapitalization. Options generally expire ten years from the date of grant or at an earlier date as determined by the board of directors. In the event of a change of control, the options become 100% exercisable. Options granted during 1999 and 1998 become exercisable as follows: 25% of the shares subject to the option on the first anniversary from date of grant and 1/36 of the shares at the end of each month thereafter or 25% of the shares subject to the option six months from the date of grant and 1/30 of the shares at the end of each month thereafter. Stock option activity was as follows for the years ended December 31, 1999, 1998 and 1997:

                                                                           Weighted
                                                                           Average
                                           Shares   Exercise Price      Exercise Price
                                        ----------  --------------   ------------------
Outstanding, January 1, 1997                   -     $  -                     $ -
   Granted                                 90,000       7.50                  7.50
   Exercised                                   -        -                       -
                                        ----------  --------------   ------------------
Outstanding, December 31, 1997             90,000       7.50                  7.50
   Granted                                429,306      13.98-27.95            17.08
   Exercised                              (90,000)      7.50                  7.50
   Forfeited                              (59,626)     13.98                  13.98
                                        ----------  --------------   ------------------
Outstanding, December 31, 1998            369,680     13.98-27.95             17.08
   Granted                                286,206     13.98                   13.98
   Forfeited                              (71,551)    13.98                   13.98
                                        ----------  --------------   ------------------
Outstanding, December 31, 1999            584,335    $13.98-$27.95            $16.26
                                        ----------  --------------   ------------------
                                        ----------  --------------   ------------------

Of the outstanding options at December 31, 1999, options covering 316,267 shares are currently exercisable with a weighted average exercise price of $16.61 per share.

The weighted average fair value of options granted was $5.93 during 1999, $7.10 during 1998 and $1.23 during 1997.

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized in connection with stock option grants pursuant to the stock option plans. Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) would have been as follows for the years ended December 31 (in thousands):

                                        1999         1998         1997
                                     -----------  ---------  ------------
            Net income (loss):
               As reported            $(11,906)     $4,837       $20,629
               Pro forma               (13,394)      4,136        20,592

In determining compensation cost pursuant to SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.68% in 1999, 4.64% to 5.68% in 1998 and 6.13% in 1997; expected life of ten years for 1999, 1998 and 1997; and expected volatility of 0% in all three years.

9. COMMITMENTS AND CONTINGENCIES:

LITIGATION

The Company is subject to asserted and unasserted claims encountered in the normal course of business. In the opinion of management and its legal counsel, disposition of these matters will not have a material effect on the Company's financial condition or results of operations.

OPERATING LEASES

The Company leases office space and equipment with various expiration dates through 2002. Total rent expense was $641,000 in 1999, $456,000 in 1998 and $293,000 in 1997. Future minimum payments for all operating leases with initial or remaining terms of one year or more subsequent to December 31, 1999 are as follows (in thousands):

              2000      $  953
              2001         741
              2002         548
              2003         424
              2004          12
                       ---------
                        $2,678
                       ---------
                       ---------

10. SEGMENT REPORTING:

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has one reportable segment, consumer products, after the sale of the Company's candle operations (see
Note 3). The consumer product segment consists of plastic cutlery and straws, matches, toothpicks, clothespins, wooden crafts and various woodenware items sold primarily to grocery, mass and drug store channels.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 5).

Detailed revenue by product sold was as follows for the years ended December 31 (in thousands):

                                       1999          1998         1997
                                     --------      ---------    --------
            Cutlery/straws           $ 39,026       $33,672      $30,447
            Woodenware                 28,337        28,746       28,066
            Wooden lights              22,850        20,140       19,361
            Institutional/other        14,481        15,819       16,196
                                     --------      ---------    --------
                           Total     $104,694       $98,377      $94,070
                                     --------      ---------    --------
                                     --------      ---------    --------

11. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS):

                                                        Income
                                                      (Loss) From       Net
                                              Gross    Continuing     Income
                            Net Sales        Profit    Operations      (Loss)
                           -----------      --------  ------------    ---------
1999:
   First quarter              $ 22,266       $ 8,360     $  422      $   (122)
   Second quarter               29,620        11,158     1,597            705
   Third quarter                24,234         9,552     1,055        (15,993)
   Fourth quarter               28,574        10,672     1,164          3,504
                           -----------      --------  ------------    ---------
               Total          $104,694       $39,742     $4,238      $(11,906)
                           -----------      --------  ------------    ---------
                           -----------      --------  ------------    ---------
1998:
   First quarter              $ 21,201       $ 6,973     $3,521      $  3,762
   Second quarter               27,743         9,443      1,691           706
   Third quarter                24,024         8,870        836           808
   Fourth quarter               25,409         9,254      1,011          (439)
                           -----------      --------  ------------    ---------
               Total          $ 98,377       $34,540     $7,059      $  4,837
                           -----------      --------  ------------    ---------
                           -----------      --------  ------------    ---------

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

                                                  Operating       Subsidiary                          Consolidated
                                                    Corp.         Guarantors       Eliminations           Total
                                                 -----------     ------------   -----------------    --------------
           AS OF DECEMBER 31, 1999
Balance sheet data:
   Current assets                                   $ 17,572      $13,673          $      -           $  31,245
   Noncurrent assets                                  93,926      15,142            (57,019)             52,049
   Current liabilities                                48,314       3,618            (32,713)             19,219
   Noncurrent liabilities                            173,606         891                  -             174,497
   Stockholder's equity (deficit)                   (110,422)     24,306            (24,306)           (110,422)

           AS OF DECEMBER 31, 1998
Balance sheet data:
   Current assets                                     21,994      32,000                  -              53,994
   Noncurrent assets                                 106,800       9,096            (69,563)             46,333
   Current liabilities                                49,222       4,270            (33,689)             19,803
   Noncurrent liabilities                            177,801         952                  -             178,753
   Stockholder's equity (deficit)                    (98,229)     35,874            (35,874)            (98,229)



                                                  Operating       Subsidiary                          Consolidated
                                                    Corp.         Guarantors       Eliminations           Total
                                                 -----------     ------------   -----------------    --------------
              FOR THE YEAR ENDED
              DECEMBER 31, 1999

Statement of operations data:
   Net sales                                         $40,435      $64,259          $      -            $104,694
   Gross profit                                       14,013       25,729                 -              39,742
   Operating income                                    8,306       17,804                 -              26,110
   Income from continuing operations                     638        3,600                 -               4,238
   Loss from discontinued operations                       -      (16,144)                -             (16,144)
   Equity in earnings (loss) of subsidiaries         (12,544)           -            12,544                   -
   Net income (loss)                                 (11,906)     (12,544)           12,544             (11,906)

              FOR THE YEAR ENDED
              DECEMBER 31, 1998
Statement of operations data:
   Net sales                                          36,119      62,258                  -              98,377
   Gross profit                                       10,399      24,141                  -              34,540
   Operating income                                    5,836      17,514                  -              23,350
   Income from continuing operations                     245       6,814                  -              7,059
   Loss from discontinued operations                       -      (2,222)                 -              (2,222)
   Equity in earnings (loss) of subsidiaries           4,592      -                  (4,592)                  -
   Net income (loss)                                   4,837      4,592              (4,592)              4,837

              FOR THE YEAR ENDED
              DECEMBER 31, 1997
Statement of operations data:
   Net sales                                          26,193      67,877                  -              94,070
   Gross profit                                        7,268      25,982                  -              33,250
   Operating income                                    4,196      19,058                  -              23,254
   Income from continuing operations                   2,988      15,823                  -              18,811
   Income from discontinued operations                     -       1,818                  -               1,818
   Equity in earnings (loss) of subsidiaries          17,641           -            (17,641)                  -
   Net income (loss)                                  20,629      17,641            (17,641)             20,629

                   DIAMOND BRANDS OPERATING CORP. AND SUBSIDIARIES

         Schedule II--Valuation and Qualifying Accounts and Reserves

             For the Years Ended December 31, 1999, 1998 and 1997

                               (In Thousands)


                                                      Charged
                                         Balance at    to Cost                        Balance
                                         Beginning      and                          at End
                                           of Year    Expenses     Deductions(1)     of Year
                                         ----------  ----------   --------------    -----------
Year ended December 31, 1999:
      Accounts receivable--current         $1,035        $  686       $ (367)         $1,354

Year ended December 31, 1998:
      Accounts receivable--current            866         1,795       (1,626)          1,035

Year ended December 31, 1997:
      Accounts receivable--current            639           480         (253)            866


(1)Includes uncollected receivables written off, net of recoveries.