Form 10-Q
period 2000-06-30
DIAMOND BRANDS OPERATING CORP
filed 2000-08-11
CIK 1064048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {x} No { }

As of August 11, 2000, 100% of the common stock of the Registrant was owned by Diamond Brands Incorporated. There is no established public trading market for such stock.

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

           ITEM - 2.           Management's Discussion and Analysis of Financial
                               Condition and Results of Operations

           ITEM - 3.           Quantitative and Qualitative Disclosures about
                               Market Risk

PART II -  OTHER INFORMATION

           ITEM - 6.           Exhibits and Reports on Form 8-K

SIGNATURE

                         DIAMOND BRANDS OPERATING CORP.
                     Consolidated Balance Sheets (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)


                                                                                June 30,     December 31,
                                                                                 2000           1999
                                                                             ------------   ------------
                                     ASSETS
CURRENT ASSETS:
    Accounts receivable, net of allowances of $1,330 and $1,354              $     13,272   $     14,311
    Inventories                                                                    16,991         12,084
    Deferred income taxes                                                           1,857          2,671
    Prepaid expenses                                                                  592            590
    Net assets from discontinued operations                                           426          1,589
                                                                             ------------   ------------
        Total current assets                                                       33,138         31,245

PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $21,415 and $20,210                                17,388         16,188

GOODWILL                                                                           24,021         24,381

DEFERRED INCOME TAXES                                                               5,395          5,395

DEFERRED FINANCING COSTS                                                            5,621          6,085
                                                                             ------------   ------------
                                                                             $     85,563   $     83,294
                                                                             ============   ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Current maturities of long-term debt                                      $     5,000   $      4,625
    Accounts payable                                                                7,592          5,768
    Accrued expenses                                                               10,835          8,826
                                                                             ------------   ------------
        Total current liabilities                                                  23,427         19,219

POSTRETIREMENT BENEFIT OBLIGATIONS                                                  1,497          1,497

LONG-TERM DEBT, net of current maturities                                         170,750        173,000
                                                                             ------------   ------------
        Total liabilities                                                         195,674        193,716
                                                                             ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock, $.01 par value; 1,000 shares authorized;
        1,000 shares issued and outstanding                                             1              1
    Accumulated deficit                                                          (110,112)      (110,423)
                                                                             ------------   ------------
        Total stockholders' deficit                                              (110,111)      (110,422)
                                                                             ------------   ------------
                                                                             $     85,563   $     83,294
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

                         DIAMOND BRANDS OPERATING CORP.
                Consolidated Statements of Operations (Unaudited)
                                 (In Thousands)


                                                                                 Three Months Ended            Six Months Ended
                                                                                       June 30,                    June 30,
                                                                             ------------------------------------------------------
                                                                                  2000          1999          2000          1999
                                                                             ------------  ------------  ------------  ------------
NET SALES                                                                    $     27,419  $     29,620  $     50,701  $     51,886
COST OF SALES                                                                      18,819        18,462        33,926        32,368
                                                                             ------------  ------------  ------------  ------------
        Gross profit                                                                8,600        11,158        16,775        19,518
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                        2,674         3,398         5,825         6,407
GOODWILL AMORTIZATION                                                                 180           180           360           360
                                                                             ------------  ------------  ------------  ------------
        Operating income                                                            5,746         7,580        10,590        12,751
INTEREST EXPENSE                                                                    4,624         4,799         8,915         9,146
                                                                             ------------  ------------  ------------  ------------
        Income from continuing operations before provision
           for income taxes                                                         1,122         2,781         1,675         3,605
PROVISION FOR INCOME TAXES                                                            520         1,184           813         1,584
                                                                             ------------  ------------  ------------  ------------
        Income from continuing operations                                             602         1,597           862         2,021
DISCONTINUED OPERATIONS (Note 2):
  Loss from discontinued operations, net of income tax
     benefit of $0, $593, $0 and $956, respectively                                  --             892          --           1,436
                                                                             ------------  ------------  ------------  ------------
        Net income                                                           $        602  $        705  $        862  $        585
                                                                             ============  ============  ============  ============





  The accompanying notes are an integral part of these consolidated financial statements.

                         DIAMOND BRANDS OPERATING CORP.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                                                 Six Months Ended
                                                                                      June 30,
                                                                             ----------------------------
                                                                                  2000           1999
                                                                             ------------   -------------
OPERATING ACTIVITIES:
    Net income                                                               $        862   $        585
    Net assets of discontinued operations                                           1,163         (1,043)
    Adjustments to reconcile net income to net cash provided by (used for)
      operating activities from continuing operations-
        Depreciation and amortization                                               2,028          1,913
        Deferred income taxes                                                         814            628
        Change in operating assets and liabilities-
            Accounts receivable                                                     1,039         (3,710)
            Inventories                                                            (4,907)          (728)
            Prepaid expenses                                                           (2)          (443)
            Accounts payable                                                        1,824           (427)
            Accrued expenses                                                        2,009            (35)
                                                                             ------------   ------------
            Net cash provided by (used for) operating activities of
              continuing operations                                                 4,830         (3,260)
                                                                             ------------   ------------
INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                     (2,404)        (1,890)
                                                                             ------------   ------------
            Net cash used for investing activities of continuing operations        (2,404)        (1,890)
                                                                             ------------   ------------
FINANCING ACTIVITIES:
    Borrowings under bank revolving line of credit                                 11,750          9,400
    Repayments of bank revolving line of credit                                   (11,500)        (3,000)
    Repayments of long-term debt                                                   (2,125)        (1,000)
    Distributions to Holdings                                                        (551)          --
    Debt issuance costs                                                              --             (250)
                                                                             ------------   ------------
            Net cash provided by (used for) financing activities of
               continuing operations                                               (2,426)         5,150
                                                                             ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            --             --
CASH AND CASH EQUIVALENTS, beginning of period                                       --             --
                                                                             ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                                     $       --     $       --
                                                                             ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for-
        Interest                                                             $      8,567   $      9,130
                                                                             ============   ============
        Income taxes                                                         $       --     $          7
                                                                             ============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                         DIAMOND BRANDS OPERATING CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Diamond Brands Operating Corp. ("Operating Corp") and Operating Corp.'s wholly owned subsidiaries, Forster Inc. and Empire Candle, Inc. (Empire) after elimination of all material intercompany balances and transactions. Operating Corp. and its subsidiaries are collectively referred to as "the Company". Diamond Brands Operating Corp. is a wholly owned subsidiary of Diamond Brands Incorporated ("Holdings")

      The consolidated financial statements have been restated to reflect the candle operation as a discontinued operation as further discussed in
      Note 2.

      The Company is a leading manufacturer and marketer of a broad range of consumer products including wooden matches, toothpicks, clothespins and wooden crafts and plastic cutlery and straws. The Company's products are marketed primarily in the United States and Canada under the nationally recognized Diamond and Forster brand names

      The interim consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K.

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

      Net sales from discontinued operations were $0 and approximately $7,800,000 for the six months ended June 30, 2000 and 1999, respectively

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

                              AS OF JUNE 30, 2000


                                             Operating     Subsidiary                   Consolidated
                                               Corp       Guarantor (1)  Eliminations       Total
                                          -------------------------------------------------------------
Balance sheet data:
Current assets                            $     15,639   $     17,499          --     $     33,138
Non current assets                              97,875         12,255       (57,705)        52,425
Current liabilities                             52,269          6,639       (35,481)        23,427
Non current liabilities                        171,356            891          --          172,247
Stockholders' equity (deficit)                (110,111)        22,224       (22,224)      (110,111)


                         SIX MONTHS ENDED JUNE 30, 2000


Statement of operations data:
Net sales                                 $     17,304  $     33,397          --     $     50,701
Gross profit                                     5,733        11,042          --           16,775
Operating income                                 3,385         7,205          --           10,590
Income from continuing operations                  176           686          --              862
Loss from discontinued operations                 --            --            --             --
Equity in earnings of  subsidiaries                686          --            (686)          --
Net Income                                         862           686          (686)           862


                             AS OF DECEMBER 31, 1999


Balance sheet data:
Current assets                            $     17,572   $     13,673          --     $     31,245
Noncurrent assets                               93,926         15,142       (57,019)        52,049
Current liabilities                             48,314          3,618       (32,713)        19,219
Non current liabilities                        173,606            891          --          174,497
Stockholders' equity (deficit)                (110,422)        24,306       (24,306)      (110,422)


                         SIX MONTHS ENDED JUNE 30, 1999


Statement of operations data:
Net sales                                 $     17,094   $     34,792          --     $     51,886
Gross profit                                     5,435         14,083          --           19,518
Operating income                                 2,965          9,786          --           12,751



Income (loss) from continuing operations           (27)         2,048           --         2,021
Loss from discontinued operations                   --          1,436           --         1,436
Equity in earnings of subsidiaries                 612             --          (612)          --
Net Income                                         585            612          (612)         585


(1) Summarized financial information of the Subsidiary Guarantors includes the results of operations for Empire Candle, Inc. as loss from discontinued operations (see Note 2). Current assets of the Subsidiary Guarantors included net assets of discontinued operations of $426 and $1,589 as of June 30, 2000, and December 31, 1999, respectively.

      The senior credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of June 30, 2000.

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

      Detailed gross revenue by product sold was as follows for the six months ended June 30 (in thousands):


                                               2000          1999
                                           ------------  ------------
      Cutlery/straws                       $     25,015  $     23,592
      Woodware                                   14,391        15,434
      Wooden lights                               9,207        10,973
      Institutional/other                         7,304         7,608
                                           ------------  ------------
                        Total              $     55,917  $     57,607
                                           ============  ============


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

The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the six months ended June 30, 2000, sales to the Company's top 10 customers accounted for approximately 50.2% of the Company's gross sales, with one customer accounting for approximately 21.3% of the Company's gross sales. The following table sets forth, for the period indicated, certain historical statements of operations data, as well as the Company's EBITDA and EBITDA margin, for the continuing operations of the Company, with 1999 comparable results of continuing operations restated to exclude discontinued operations.


                        THREE MONTHS ENDED JUNE 30, 2000
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

                                                          2000       1999
                                                        --------   --------
                                                       (dollars in millions)

                                                         Total      Total
                                                        --------   --------
Net Sales                                               $   27.4   $   29.6
Cost of Sales                                               18.8       18.5
                                                        --------   --------
  Gross Profit                                               8.6       11.1
Gross Profit %                                              31.4%      37.5%
Selling, General
  And Administration Expense                                 2.7        3.4
Goodwill Amortization                                         .2         .2
                                                        --------   --------
Operating Income (1)                                    $    5.7   $    7.5
                                                        ========   ========
Interest Expense                                        $    4.6   $    4.8
                                                        ========   ========
EBITDA (2)                                              $    6.5   $    8.3
                                                        ========   ========
EBITDA Margin (3)                                           23.7%      28.0%
                                                        ========   ========


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

Net sales for the Company were $27.4 million for the three months ended June 30, 2000, a $2.2 million or a 7.4% decrease from net sales of $29.6 million for the three months ended June 30, 1999. Net sales of plastic cutlery/straws increased 2.7%, but were offset by 16.2% decreased net sales in all other product lines, including wooden matches and other woodenware products.

Gross profit was $8.6 million or 31.4% of net sales for the three months ended June 30, 2000, compared to $11.1 million or 37.5% for the same period in 1999. The decrease is primarily due to increased raw material costs, as continually rising polystyrene costs and increased packaging costs adversely impacted gross margins.

Selling, general and administrative expenses were $2.7 million for the three months ended June 30, 2000, compared to $3.4 million for the comparable 1999 period. Year 2000 remediation costs incurred in 1999 and reduced commissions accounted for the majority of the $.7 million decrease.

RESULTS OF DISCONTINUED OPERATIONS

Effective September 30, 1999, the Board of Directors approved the divestiture of the Candle operations of the Company and recorded a total charge from the loss of the discontinued operations of approximately $18.5 million, net of tax. For segment reporting purposes, the candle operations were previously reported as the "Candles" reportable segment.

Effective December 14, 1999, the Company entered into an asset purchase agreement to sell certain assets and liabilities of Empire for total consideration of approximately $2.9 million. The sale resulted in a decrease of the net loss from discontinued operations of $2.3 million, net of tax, during the fourth quarter of 1999. There should be no impact on this year's operating income due to the candle discontinuation.

RESULTS OF CONTINUING OPERATIONS


                         SIX MONTHS ENDED JUNE 30, 2000
                  COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

                                                       2000       1999
                                                     --------   --------
                                                    (dollars in millions)

                                                       Total      Total
                                                     --------   --------
Net Sales                                            $   50.7   $   51.9
Cost of Sales                                            33.9       32.4
                                                     --------   --------
  Gross Profit                                           16.8       19.5
Gross Profit %                                           33.1%      37.6%
Selling, General
  and Administration Expense                              5.8        6.4
Goodwill Amortization                                      .4         .4
                                                     --------   --------
Operating Income(1)                                  $   10.6   $   12.7
                                                     ========   ========
Interest Expense                                     $    8.9   $    9.1
                                                     ========   ========
EBITDA(2)                                            $   12.2   $   14.2
                                                     ========   ========
EBITDA Margin(3)                                         24.1%      27.4%
                                                     ========   ========


(1)   Excludes amortization of deferred financing costs.

(2) EBITDA represents operating income plus depreciation and amortization (excluding amortization of deferred financing costs). The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net income as a indicator of the Company's operating performance or cash flow as a measure of liquidity

(3)   EBITDA margin represents EBITDA as a percentage of net sales..

Net sales were $50.7 million for the six months ended June 30, 2000, a $1.2 million or 2.3% decrease from net sales of $51.9 million for the six months ended June 30, 1999. Net sales of plastic cutlery/straws increased 8.1%, but were offset by 9.0% decreased net sales in all other product lines, including wooden lights and other woodenware products.

Gross profit was $16.8 million or 33.1% of net sales for the six months ended June 30, 2000, compared to $19.5 million or 37.6% for the comparable 1999 period. The decrease is primarily due to increased raw material costs, as continually rising polystyrene costs and increased packaging costs adversely impacted gross margins.

Selling, general and administrative expenses were $5.8 million for the six months ended June 30, 2000, compared to $6.4 million for the comparable 1999 period. Year 2000 remediation costs incurred in 1999 and reduced commissions accounted for the majority of the decrease.

Interest expense for the six months ended June 30, 2000 was $8.9 million compared to $9.1 million for the comparable 1999 period. Lower debt balances compared to 1999 account for the decreased interest.

LIQUIDITY AND CAPITAL RESOURCES

The senior credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999, for the purpose of calculating covenant compliance. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of June 30, 2000.

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

CASH FLOW - OPERATING ACTIVITIES. Cash provided by operating activities was $4.8 million for the six months ended June 30, 2000. Cash used for operating activities was $3.3 million for the comparable 1999 period. Cash used for inventory was $4.2 million higher while cash provided by accounts receivable, accounts payable and other accrued expenses was $9.5 million higher during the six months ended June 30, 2000, than the comparable period in 1999.

CASH FLOW - INVESTMENT ACTIVITIES. Capital expenditures of $2.4 million for the six months ended June 30, 2000, were primarily used to expand capacity at the cutlery plant. Planned annual capital expenditures for 2000 are $3.2 million. Capital expenditures for the comparable period in 1999 were $1.9 million.

CASH FLOW - FINANCING ACTIVITIES. Cash used for financing activities was $2.4 million for the six months ended June 30, 2000, as compared to cash used for financing activities of $5.2 million for the same period prior year. Line of credit net borrowings were $.25 million for the six months ended June 30, 2000, compared to $5.4 million for the same period in 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in reported market risks since December 31, 1999. See discussion at Item 7A in the Company's annual report on Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Reports on Form 8-K

      No reports on Form 8-K were filed by the company during the quarter ended June 30, 2000.

(b)   Exhibits
      Exhibit 27 is filed as part of this quarterly report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DIAMOND BRANDS OPERATING CORP. (Registrant)

                                    By: /s/ Frank Chalk
                                       ----------------------------------
                                    Frank Chalk, Vice President
                                    of Finance and Chief Financial Officer
                                    (authorized officer, principal financial and
                                    accounting officer)



                                    Date: August 11, 2000